Form 10KSB
period 2006-09-30
Timberjack Sporting Supplies, Inc.
filed 2007-01-17
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

Commission file number 000-52352

TIMBERJACK SPORTING SUPPLIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3336507
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

554 E. Foothill Blvd., Suite 112
San Dimas, California 91773
(Address of principal executive offices)

(626) 209-1182
(Issuer's telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

State issuer’s revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2006 is $75,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,250,000 shares issued and outstanding as of September 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

On or about July 14, 2006, we filed an SB-2 registration statement pursuant to the 1933 Securities Act.  On or about July 21, 2006, we filed an SB-2/A.  Those filings is incorporated herein by reference thereto.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis or Plan of Operation and “Risk Factors”.

The cautionary statements made above and elsewhere by us should not be construed as exhaustive.  In many cases, we cannot predict what factors could cause results to differ materially from those indicated by the forward-looking statements.  In addition, many factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

In this Form 10-KSB, the "Company" refers to Timberjack Sporting Supplies, Inc. and "our Company", “TSS’, "we" and "our" likewise refer to Timberjack Sporting Supplies, Inc.

Item 1. Description of Business.

A.

Business Development and Summary

THE COMPANY

Timberjack Sporting Supplies, Inc. ("TSS" or the "Company") was incorporated in the state of Nevada on September 8, 2005.  TSS has a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  Timberjack Sporting Supplies, Inc. is a one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

TSS has yet to commence planned strategic operations for significant exposure and growth.  TSS has had only limited start-up operations and has not generated any significant revenues.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

TSS has no current intention of engaging in a merger or acquisition with an unidentified company.

Our administrative office is located at 554 E. Foothill Blvd., Suite 112, San Dimas, California 91773.

TSS's fiscal year end is September 30.

B.

Business of Issuer

(1)

Principal Services and Principal Markets

The Company has the principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  Timberjack Sporting Supplies, Inc. is a one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

(2)

Distribution Methods of the Products or Services

We are currently working with an experienced Internet service provider to develop a comprehensive Internet presence.  Additionally, we plan on identifying local business organization, service groups and small business development companies who may be instrumental in assisting us in making our services known to the target audience of potential clients.  Once a potential client has been identified, a personal call will be made to that company or organization to further explain our services and to arrange a face-to-face meeting.

(3)

Status of any announced new product or service

We are not currently planning the announcement of any new product or service.

(4)

Industry background and competition

This industry is replete with competition at all levels of expertise and ethical variances.  By maintaining strong community ties and mandating the highest level of courtesy, personal service and ethical standards, Timberjack Sporting Supplies, Inc. can gain and maintain a stellar reputation for honesty and customer loyalty, thereby insuring repeat business.  Additionally, TSS will spend considerable efforts to develop business relationships with government entities and private businesses that have need of the consumable and non-consumable supplies offered by Timberjack Sporting Supplies, Inc.

Risk factors affecting our future results of operation

Our future results of operations involve a number of risks and uncertainties.  The following discusses a number of risks that could impact our financial condition and results of operations.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF TSS FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

Timberjack Sporting Supplies, Inc. was formed on September 8, 2005.  TSS has no significant demonstrable operations record upon which you can evaluate the business and its prospects.  To date, we have not generated any significant revenues and may incur losses in the foreseeable future. TSS's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.  These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition.  TSS cannot guarantee that it will be successful in accomplishing its objectives.  If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION

We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 3,250,000 shares of common stock issued and outstanding as of the date of this prospectus. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders' interests.

OUR OFFICERS AND DIRECTOR HAVE LIMITED BUSINESS EXPERIENCE AND NO EXPERTISE MANAGING A PUBLIC COMPANY.  AS A RESULT, WE MAY BE UNABLE TO DEVELOP OUR BUSINESS AND MANAGE OUR PUBLIC REPORTING REQUIREMENTS.

Our operations depend on the efforts of Wesley Brumbaugh, our sole officer and director.  Mr. Brumbaugh has no experience related to public company management or as a principal accounting or principal financial officer.  Additionally, Mr. Brumbaugh has no experience related to marketing. Because of these factors, Mr. Brumbaugh may be unable to develop and implement our business and manage our public reporting requirements.  We cannot guarantee you that we will overcome any such obstacles.

INVESTORS HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE WESLEY BRUMBAUGH, A SHAREHOLDER AND OUR SOLE OFFICER AND DIRECTOR, CONTROLS THE MAJORITY OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

Wesley Brumbaugh, who is our President, Secretary, Treasurer and sole director, beneficially owns approximately 53.85% of our outstanding common stock.  As a result, this one stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval.  In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors.  This concentration of ownership further limits the power to exercise control by the minority shareholders.

WE MAY BE UNABLE TO GENERATE SALES WITHOUT SALES, MARKETING OR DISTRIBUTION CAPABILITIES.

We have not significantly commenced our planned operations and have limited sales, marketing or distribution capabilities.  We cannot guarantee that we will be able to develop a significant sales and marketing plan or implement our strategic business plan.  In the event we are unable to successfully execute these objectives, we may be unable to generate sufficient sales and operate as a going concern.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, WE MAY BE FORCED TO GO OUT OF BUSINESS.

We have limited capital resources. To date, we have not generated any significant cash flow from our operations. Unless we begin to generate sufficient revenues from the implementation of our proposed business plan to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency concerns may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations.  As of the date of this Prospectus, TSS has had only limited start-up operations and has generated no significant revenues.  Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part.  If TSS's business fails, the investors in this offering may face a complete loss of their investment.

COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES MAY CAUSE US TO FAIL TO IMPLEMENT OUR BUSINESS MODEL.

Timberjack Sporting Supplies, Inc. is entering the marketing arena, which is a highly competitive market segment with relatively low barriers to entry.  Our expected competitors include larger and more established companies.  Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition.  Therefore, many of these competitors may be able to devote greater resources than TSS to sales and marketing efforts, expanding their sphere of influence and hiring and retaining key employees.  There can be no assurance that our current or potential competitors will not develop or offer comparable or superior services to those expected to be offered by us.  Increased competition could result in lower than expected operating margins or loss of market share, either of which would materially and adversely affect our business, results of operation and financial condition.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We principally have one individual performing the functions of all officers and directors.  This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures.  As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

FAILURE BY US TO RESPOND TO CHANGES IN CONSUMER PREFERENCES COULD RESULT IN LACK OF SALES REVENUES AND MAY FORCE US OUT OF BUSINESS.

Any change in the preferences of our potential customers that we fail to anticipate could reduce the demand for our services.  Decisions about our focus and the specific services we plan to offer will often be made in advance of entering the marketplace. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

WE MAY LOSE OUR SOLE OFFICER AND DIRECTOR WITHOUT AN EMPLOYMENT AGREEMENT

Our operations depend substantially on the skills and experience of Wesley Brumbaugh, our sole officer and director.  We have no other full- or part-time employees besides Mr. Brumbaugh.  Furthermore, we do not maintain "key man" life insurance.  Without an employment contract, we may lose Mr. Brumbaugh to other pursuits without sufficient advanced notice and, consequently, go out of business.

Mr. Brumbaugh is presently involved in other business activities and may, in the future, become involved in other employment opportunities.  If a specific opportunity becomes available, Mr. Brumbaugh may face a conflict in selecting between TSS and his other opportunities.  We believe that Mr. Brumbaugh will not consider entering a similar line of business as we conduct; however, there can be no assurance of this. TSS has not formulated a policy for the resolution of such conflicts.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada.  Certain provisions of Nevada corporation law could adversely affect the market price of our common stock.  Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us.  Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

THE COSTS AND EXPENSES OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with such requirements may be substantial.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

Our common stock has not yet traded. As such, prior to this offering, there has been no public market for our common stock. Therefore, the current and potential market for our common stock is limited.  As of the date of this filing, we have identified and approached a broker dealer with regard to assisting us in applying for listing on the OTC Bulletin Board® (hereinafter referred to as “OTCBB®”). Such broker dealer has made such application for listing of our common stock on the OTCBB®. We are unable to estimate when we expect to listing on the OTCBB® to occur or that we will ever be successful in such endeavor. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE TSS STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

A LARGE PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED.  WHEN THE RESTRICTION ON THESE SHARES IS LIFTED, AND IF THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

A large number (1,750,000) of the presently outstanding shares of common stock (3,250,000), are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.  We currently have one shareholder who owns all of the restricted shares or 53.85% of the aggregate shares of common stock.  Thus, sales of shares by this individual, whether pursuant to Rule 144 or otherwise, may have an immediate negative effect upon the price of our common stock in any market that might develop.

OUR STOCK IS A SPECULATIVE INVESTMENT THAT MAY RESULT IN LOSSES TO INVESTORS

Our securities are characterized as microcap stock.  The term "microcap stock" applies to companies with low or "micro" capitalizations, meaning the total value of the company's stock. Microcap companies typically have limited assets.  Microcap stocks tend to be low priced and trade in very low volumes.

Our common stock may eventually become listed on the OTCBB®. The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on the Nasdaq Stock Market or a national securities exchange. Brokers who subscribe to the system can use the OTCBB to look up prices or enter quotes for OTC securities. Although the NASD oversees the OTCBB, the OTCBB is not part of the Nasdaq Stock Market.

Companies that trade their stocks on major exchanges and in the Nasdaq Stock Market must meet minimum listing standards. For example, they must have minimum amounts of net assets and minimum numbers of shareholders. In contrast, companies on the OTCBB or the Pink Sheets do not have to meet any minimum standards.

While all investments involve risk, microcap stocks are among the most risky. Many microcap companies tend to be new and have no proven track record. Some of these companies have no assets or operations. Others have products and services that are still in development or have yet to be tested in the market. Another risk that pertains to microcap stocks involves the low volumes of trades. Because microcap stocks trade in low volumes, any size of trade can have a large percentage impact on the price of the stock. As such, our stock is a speculative investment that may result in large losses to our investors or a total loss of their investment.

(5)

Sources and availability of raw materials and the names of principal suppliers

We will not procure any raw materials and have no need for any principal suppliers as we do not produce a tangible product per se.  Our company is an end product and service oriented company.

(6)

Customers

While we believe that our operations will rely heavily upon long-term relationships, we have not entered into any such relationships with any customers.

(7)

Intellectual Property

At the time of this filing, we do not have intellectual property such as trade secrets, trademarks, copyrights, and thus do not have any need for nondisclosure and other contractual restrictions to protect our rights.  Presently, we do not possess any patents and we do not have any patent applications pending.

(8)

Need for Government Approval

We are not aware of the need to obtain governmental approval for any aspect of our operations with the possible exception of local business licenses, if applicable.

(9)

Effect of existing or probable government regulations

Timberjack Sporting Supplies, Inc. is not aware of any existing or probable government regulations that would have a material effect on our business.

(10)

Cost of Research and Development

We have not expended any of our capital resources on research and development.

(11)

Costs and effects of compliance with environmental laws

To date, we have not expended any material amounts to comply with environmental laws.  In addition, we do not believe that our current business plan exposes us to any material compliance issues with respect to environmental laws.

(12)

Employees

Timberjack Sporting Supplies, Inc. is currently in the development stage.  During the development stage, we plan to rely exclusively on the services of our sole officer and director to set up our business operations.  Currently, Wesley Brumbaugh, our President, Secretary and Treasurer, is the only person providing a time commitment to the company on a part-time basis and expects to devote a minimum of 15 hours per week to our operations.  Mr. Brumbaugh is prepared to dedicate additional time, as needed.  At this time, there are no other full- or part-time employees. We do not expect to hire any additional employees over the next 12 months, although the possibility does exist that administrative staff may be required should sufficient business develop.

Item 2. Description of Property.

We do not own, directly or indirectly, any real property.  TSS's uses the mailing address of 554 E. Foothill Blvd., Suite 112, San Dimas, California 91773.  In order to maintain a better control of recurring costs, TSS is not leasing a physical office space at this time.  Additionally, the services provided by TSS better lend themselves to TSS representatives meeting potential customers at the potential client’s principal place of business or tradeshows for ready access to and convenience of the potential customer.  We believe that this arrangement is suitable and most cost-effective at this time.  We also believe that we will not need to lease any facilities for at least the next 12 months. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters have been submitted to a vote of security holders as contemplated by Item 4 of Form 10-KSB.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has not yet traded. As such, prior to this offering, there has been no public market for our common stock. Therefore, the current and potential market for our common stock is limited.  As of the date of this filing, we have identified and approached a broker dealer with regard to assisting us in applying for listing on the OTC Bulletin Board® (hereinafter referred to as “OTCBB®”). Such broker dealer has made such application for listing of our common stock on the OTCBB®. We are unable to estimate when we expect to listing on the OTCBB® to occur or that we will ever be successful in such endeavor. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

Holders

As of September 30, 2006, we had approximately 3,250,000 shares of our common stock issued and outstanding held by approximately 26 stockholders of record.  Our Transfer Agent is 1st Global Stock Transfer, LLC whose contact information is as follows: 7361 Prairie Falcon Road, Suite 110, Las Vegas, Nevada 89128, with a telephone number of (702) 656-4919.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

THE APPLICATION OF THE "PENNY STOCK REGULATION" COULD HARM THE MARKET PRICE OF OUR COMMON STOCK

Our common stock currently trades on the Pink Sheets. Since our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.   These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

1.

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

2.

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

3.

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

4.

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

5.

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the "penny stock" designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers.

Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

Section 15(g) and Rule 15g-2 of the Exchange Act require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for our stockholders to resell their shares to third parties or to otherwise dispose of them.

FUTURE SALES OF LARGE AMOUNTS OF COMMON STOCK COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE CAPITAL.

Future sales of our common stock by existing stockholders pursuant to Rule 144 under the Securities Act of 1933, or following the exercise of option grants, could adversely affect the market price of our common stock. Our directors and executive officers and their family members are not under lockup letters or other forms of restriction on the sale of their common stock. The issuance of any or all of these additional shares upon the exercise of options will dilute the voting power of our current stockholders on corporate matters and, as a result, may cause the market price of our common stock to decrease. Further, sales of a large number of shares of common stock in the public market could adversely affect the market price of the common stock and could materially impair our future ability to generate funds through sales of common stock or other equity securities.

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

On September 8, 2005, we issued 1,750,000 shares of our common stock to Wesley Brumbaugh, our founding shareholder and the sole officer and director, in exchange for cash in the amount of $7,500.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Mr. Brumbaugh had fair access to and was in possession of all available material information about our company, as he is the sole officer and director of TSS.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis and Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto.  The following discussion contains forward-looking statements.  The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify forward-looking statements. Such statements include those concerning expected financial performance, corporate strategy, and operational plans.  Actual results could differ materially from those projected in forward-looking statements as a result of a number of risks and uncertainties.  See "Cautionary Statement Concerning Forward-Looking Statements."

A.

Management’s Discussion

Timberjack Sporting Supplies, Inc. was incorporated in the State of Nevada on September 8, 2005.  TSS is a startup and has not yet realized any revenues. Additionally, we do not expect to generate consistent or significant revenues during the next fiscal year while our business plan is fully implemented.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.  No development-related expenses have been or will be paid to affiliates of TSS.

During the period from inception through September 30, 2006, we generated no revenues and incurred a net loss of $12,080. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

We believe that our cash on hand as of September 30, 2006 in the amount of $63,070 is sufficient to maintain our current minimal level of operations for current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $30,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

We do not expect to incur any significant research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

We do not intend to engage in a merger with, or effect an acquisition of, another company in the foreseeable future.

From inception on September 8, 2005 through September 30, 2006, we incurred a net loss of $12,080.  The limited operating history of our present core business makes it difficult to forecast future operating results. We may not achieve, sustain or increase profitability on a quarterly or annual basis for some time, if at all.

Organization and Business Activities

Timberjack Sporting Supplies, Inc. ("TSS" or the "Company") was incorporated in the state of Nevada on September 8, 2005.  TSS has a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  Timberjack Sporting Supplies, Inc. is a one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

Accounting Method

Our financial statements are prepared using the accrual method of accounting.  The Company has elected a September 30 year-end.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

Estimates

The preparation of financial statements  in conformity with generally accepted accounting principles requires management to make estimates and assumptions that  affect  the  reported  amounts  of  assets  and  liabilities  and  disclosure  of contingent assets and liabilities at the  date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Revenue Recognition

We recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Organization Costs

We have expensed the costs of its incorporation.

Advertising

We follow the policy of charging the costs of advertising to expense as incurred.

Concentrations of Risk

Our bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  As of September 30, 2006, the Company’s bank deposits did not exceed the insured amounts.

Basic Loss Per Share

The  computation  of  basic  loss  per  share  of  common  stock  is  based  on  the weighted average number of shares outstanding during the period.

For the Year Ended September 30, 2006

Loss (numerator)	$(10,330)
Shares (denominator)	1,875,000
Per share amount	$(0.01)

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred  tax liabilities are  recognized for taxable temporary differences.  Temporary  differences  are  the  differences  between  the  reported amounts  of  assets  and  liabilities  and  their  tax  bases.  Deferred  tax  assets  are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

Net deferred tax assets consist of the following components as of September 30, 2006.

Deferred tax assets	2006

NOL Carryover	$1,812
Deferred tax liabilities	-0-
Valuation allowance	(1,812)
Net deferred tax assets	-0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the period ended September 30, 2006.

At September 30, 2006, the Company had net operating loss carryforwards of approximately $12,.080 that may be offset against future taxable income through 2026.  No  tax  benefit  has  been  reported  in  the  September 30, 2006  financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Going Concern

Our financial  statements  are  prepared  using  generally  accepted accounting  principles  applicable  to  a  going  concern  which  contemplates  the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated  significant losses  from operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

New Accounting Pronouncements

During the period ending September 30, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

SFAS No. 151, Inventory Costs

SFAS No. 152, Accounting for Real Estate

SFAS No. 153, Exchange of Non-monetary Assets

SFAS No. 154, Accounting Changes and Error Correction

SFAS No. 123(R), Share Based Payments

In addition, during the period ending September 30, 2006, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

Revenue

From inception on September 8, 2005 through September 30, 2006, we had no revenue yielding a net loss $12,080.  This is primarily due to the development stage nature of our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, and marketing and promotional expenses.  From inception on September 8, 2005 through September 30, 2006, selling, general and administrative expenses amounted to $12,080.  We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.  We also expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest growth and promotional expenses related to new product and service offerings.

Stock Compensation Expense

From inception on September 8, 2005 through September 30, 2006, we have not issued any restricted stock to any officers, directors and employees, which issuance is characterized as a stock compensation expense.  The following table itemizes those individuals receiving stock compensation and the amount of stock received.

Income Taxes

Through 2006, we incurred net losses for federal income tax purposes.  No income taxes were incurred.

Liquidity and Capital Resources

As of September 30, 2006, we had $58,070 of cash. Our capital expenditures have been consistent with our anticipated needs in operations in the development stage. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures with our expected growth in operations and infrastructure over the next twelve months.  Net cash provided by financing activities was $82,500 since inception and resulted from proceeds from the issuance of our common stock.

We believe that our cash on hand as of September 30, 2006 in the amount of $58,070 is sufficient to maintain our current minimal level of operations for current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $30,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

At present cash generated from operations is insufficient to satisfy our liquidity requirements beyond one year.  If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of our common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations or shut down entirely, which could harm our business, financial condition and operating results.

B.

Plan of Operation

Since our incorporation, we have raised a total of $82,500 through private sales of our common equity. In September 2005, we issued 1,750,000 shares of our common stock to Wesley Brumbaugh, an officer and director, in exchange for services and cash in the amount of $7,500. Additionally, in September and October 2006, we sold an aggregate of 1,500,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $75,000. We believe that the funds received in the private placement will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of the private placement funds:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

General working capital	$68,000	$64,000	Use as needed
Marketing	$3,000	3,000	Completed
Inventory	$1,000	1,000	Completed
SEC reporting expenses	$ 4,000	4,000	Completed
Employees-General administrative staff	$ 2,000	2,000	Completed
Offering expenses	$4,500	$4,500	Completed

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing a personal local presence is critical to reaching a broad consumer base, including web based contacts. We intend to develop a comprehensive website to offer information about our company and provide contact information. We will update the website as time and financial assets allow.  The website will be primarily for contact information and some general information about the company.  It will serve as our secondary method of generating service contracts.

We have allocated $3,000 of the proceeds raised in the private placement to finance our marketing activities. We have not sought to implement any significant marketing scheme and consequently have no marketing or sales initiatives or arrangements in development or effect.

We have initially allocated approximately $1,000 inventory, to include office accommodations, furniture, fixtures, computers, communication equipment, etc.

We expect to incur approximately $4,500 in expenses related to being a public reporting company.  Although, our officers and director have no specific experience managing a public company, we believe these funds will be sufficient to maintain our status as a reporting company with the SEC.

We budgeted $68,000 as general working capital for non-specific uses.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and director appear sufficient at this time. However, the possibility does exist that administrative staff and services may be required.

We are therefore compelled to register pursuant to the 1933 Act. As such, Mr. Brumbaugh, an officer and director, recognizes that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understands the resultant increased costs of being a public reporting company.  We believe that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders.

In addition, we believe that one benefit of being a public company is the access to capital markets.  We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

Item 7. Financial Statements.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

Las Vegas, Nevada

We have audited the  accompanying balance  sheet  of Timberjack Sporting Supplies, Inc. (a development  stage  company)  as  of  September  30,  2006,  and  the  related  statements  of operations, stockholders’ equity  and cash flows for the periods from inception on September 8, 2005 through September 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberjack Sporting Supplies, Inc. (a development stage company) as of September 30, 2006 and the results of its operations and its cash flows for the periods from inception on September 8, 2005 through September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.    As discussed in Note 2 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada

November 20, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

Balance Sheet

September 30,
2006

Assets

Current Assets

Cash and cash equivalents	$58,070
Investments	5,000
Total Current Assets	63,070

TOTAL ASSETS	$63,070

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$—

Total Current Liabilities	—

Stockholders’ Equity

Preferred stock: $0.001 par value, 5,000,000 shares
authorized: no shares issued and outstanding	—
Common stock: $0.001 par value, 70,000,000 shares
authorized; 3,250,000 shares issued and outstanding	3,250
Additional paid-in capital	71,900
Accumulated deficit	(12,080)

Total Stockholders’ Equity	63,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,070

The accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

Statement of Operations

		From Inception	From Inception
		September 8, 2005	September 8, 2005
	For the Year Ended	Through	Through
	September 30, 2006	September 30, 2005	September 30, 2006

Revenues, net	$—	$—	$—
Cost of Sales	—	—	—
Gross Margin

Operating Expenses
General and administrative	10,330	1,750	12,080
Total Operating Expenses	10,330	1,750	12,080

Net Loss	$(10,330)	$(1,750)	$(12,080)

Basic Loss per Share	$(0.01)	$(0.00)
Weighted Average Shares Outstanding	1,875,000	1,750,000

The accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at inception	—	$—	—	$—	$—	$—	$—

Common stock issued for cash at
$0.003 per share	—	—	1,750,000	1,750	5,750	—	7,500

Net loss from inception through
September 30, 2005	—	—	—	—	—	(1,750)	(1,750)

Balance, September 30, 2005	—	—	1,750,000	1,750	5,750	—	5,750

Common stock issued for cash at
$0.05 per share	—	—	1,500,000	1,500	73,500	—	75,000

Stock offering costs	—	—	—	—	(7,350)	—	(7,350)

Net loss for the period ended
September 30, 2006	—	—	—	—	—	(10,330)	(10,330)

Balance, September 30, 2006	—	$—	3,250,000	$3,250	$71,900	$(10,330)	$63,070

The accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

Statements of Cash Flows

		From Inception	From Inception
		September 8, 2005	September 8, 2005
	For the Year Ended	Through	Through
	September 30, 2006	September 30, 2005	September 30, 2006

Cash Flows from Operating Activities
Net Loss	$(10,330)	$(1,750)	$(12,080)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	—	—	—
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	—	—	—
Net Cash Used in Operating Activities	(10,330)	(1,750)	(12,080)

Cash Flows from Investing Activities:
Purchase of property and equipment	—	—	—
Net Cash Used in Investing Activities	—	—	—

Cash Flows from Financing Activities:
Payment of stock offering costs	(7,350)	—	(7,350)
Proceeds from sale of common stock	75,000	7,500	82,500
Net Cash Provided by Financing Activities	67,650	7,500	75,150

Net Increase (Decrease) in Cash and Cash Equivalents	57,320	5,750	63,070
Cash and Cash Equivalents at Beginning of Period	5,750	—	—
Cash and Cash Equivalents at End of Period	$63,070	$5,750	$63,070

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 1 - Nature of Organization

a.

Organization and Business Activities

The  Company  was  incorporated  under  the  laws  of  the  State  of  Nevada  on September  8,  2005  with  principal  business  activity  of  providing  gun  care products, accessories, and related sporting equipment for the outdoorsman and/or other similar consumers including those individuals in law enforcement.

b.

Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 to 7 years. Depreciation is computed using the straight-line method when assets are placed in service.

c.

Accounting Method

The Company’s financial statements are  prepared using the accrual method of accounting.  The Company has elected a September 30 year-end.

d.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

e.

Estimates

The preparation of financial statements  in conformity with generally accepted accounting principles requires management to make estimates and assumptions that  affect  the  reported  amounts  of  assets  and  liabilities  and  disclosure  of contingent assets and liabilities at the  date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

f.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 1 - Nature of Organization (Continued)

g.

Organization Costs

The Company has expensed the costs of its incorporation.

h.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At September 30, 2006, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The  computation  of  basic  loss  per  share  of  common  stock  is  based  on  the weighted average number of shares outstanding during the period.

	For the	From inception
	Year Ended	on September 8, 2005
	September 30, 2006	Thru September 30, 2005

Loss (numerator)	$(10,330)	$(1,750)

Shares (denominator)	1,875,000	1,750,000

Per share amount	$(0.01)	$(0.00)

k.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred  tax liabilities are  recognized for taxable temporary differences.  Temporary  differences  are  the  differences  between  the  reported amounts  of  assets  and  liabilities  and  their  tax  bases.  Deferred  tax  assets  are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 1 - Nature of Organization (Continued)

k.

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of September 30, 2006:

2006
Deferred tax assets
NOL Carryover	$ 1,812
Deferred tax liabilities	- 0 -
Valuation allowance	(1,812)
Net deferred tax assets	$ - 0 -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the period ended September 30, 2006.

At September 30, 2006, the Company had net operating loss carryforwards of approximately $12,080 that may be offset against future taxable income through 2026.  No tax benefit has been reported in the September 30, 2006, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual  limitations.  Should  a  change  in  ownership  occur,  net  operating  loss carryforwards may be limited as to use in future years.

Note 2 - Going Concern

The  Company’s  financial  statements  are  prepared  using  generally  accepted accounting  principles  applicable  to  a  going  concern  which  contemplates  the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no income and generated losses from operations.

In  order  to  continue  as  a  going  concern  and  achieve  a  profitable  level  of operations,  the  Company  will  need,  among  other  things,  additional  capital resources and developing a consistent source of revenues. Management’s plans include using the proceeds from the private placement of shares of its common stock to development an inventory and a website for its products.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

Note 2 - Going Concern (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements  do  not  include  any adjustments  that  might  be  necessary  if  the Company is unable to continue as a going concern.

Note 3 - Stock Offering

The Company completed an offering of 1,500,000 shares its common stock in an initial public offering at $0.05 per share.

Note 4 - New Accounting Pronouncements

During the year ended September 30, 2006, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

SFAS No. 151, Inventory Costs

SFAS No. 152, Accounting for Real Estate

SFAS No. 153, Exchange of Non-monetary Assets

SFAS No. 154, Accounting Changes and Error Correction

SFAS No. 123(R), Share Based Payments

In addition, during the year ended September 30, 2006, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by  the  Company  and  had  no  impact  on  its financial statements.  These newly  issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In connection with its audit our Company for the fiscal years ended September 30, 2006, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended September 30, 2006, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

Item 8A. Controls and Procedures.

We believe that we have established disclosure controls and procedures to ensure that material information relating to us, including our subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the board of directors. As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

Timberjack Sporting Supplies, Inc.'s sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified.  The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office.  The Board of Directors is not composed of any nominating, auditing or compensation committees.

The following table sets forth certain information regarding the executive officers and sole director of TSS as of the date of this Prospectus:

Name and Address	Age	Position

Wesley Brumbaugh c/o Timberjack Sporting Supplies, Inc.	27	President, Secretary, Treasurer and Director

Mr. Brumbaugh has held his offices/positions since September 8, 2005 and is expected to continue to hold his offices/positions until the next annual meeting of TSS's stockholders.  At the date of this filing, TSS is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

Background of Directors, Executive Officers, Promoters and Control Persons

Wesley Brumbaugh, President, Treasurer, Secretary, and Director – Wesley Brumbaugh is a long-time sporting enthusiast and outdoorsman holding a certificate in law enforcement from Citrus College and a Bachelor of Arts degree in Sociology from the University of Nevada Las Vegas, where he graduated magna cum laude.  Mr. Brumbaugh is a full time Deputy Probation Officer for a county in Southern California and also holds the rank of Lieutenant in the Civil Air Patrol where he is involved in their search and rescue and youth programs.

Family Relationships

None.

Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant has been convicted in a criminal proceeding, exclusive of traffic violations and other minor offenses.

No director, officer, significant employee, or consultant has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant has been convicted of violating a federal or state securities or commodities law.

Audit Committee Financial Expert

We do not have a standing audit committee.  In addition, our Board of Directors has determined that we do not have an audit committee financial expert serving on our Board of Directors.  We believe, given the early stages of our development and our lack of operating history, that an audit committee financial expert is not necessary at the present time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to report their initial beneficial ownership and any subsequent changes in that beneficial ownership of our securities to the SEC.  Directors, executive officers and beneficial owners of more than 10% of our Company's common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended September 30, 2006 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
	2006	0	0	0	0
Wesley Brumbaugh, CEO, Chairman of the Board	2005	0	0	0	0

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2006 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by the Company to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name and Address of Beneficial Owner of Shares(1)	Amount of Shares Beneficially Owned	Percentage of Class
Wesley Brumbaugh	1,750,000	53.85%

	1,750,000	53.85%
All Directors and Executive Officers as a Group	1,750,000	53.85%

(1)

See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for addresses and positions with our Company.

Item 12. Certain Relationships and Related Transactions.

On September 8, 2005, we issued 1,750,000 shares of $0.001 par value common stock to Wesley Brumbaugh, an officer and director, in exchange for cash in the amount of $7,500.

Item 13. Exhibits and Reports on Form 8-K.

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on July 14, 2006
3.2	Bylaws of the Registrant, incorporated be reference to the issuer’s Form SB-2 as filed on July 14, 2006
31.1	Certification of Wesley Brumbaugh Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1	Certification of Mr. Brumbaugh Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

We paid the following estimated fees since inception, to MOORE & ASSOCIATES, CHARTERED of Las Vegas, Nevada.

Inception to September 30, 2006
Audit Fees	$2,000
Audit-Related Fees	$ 0
Tax Fees	$ 0
All Other Fees	$1,000
Total	$3,000

"Audit Fees" consisted of fees billed for services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-QSB.

MOORE & ASSOCIATES, CHARTERED did not perform any non-audit services for us.

We have no formal audit committee.  However, the entire Board of Directors (the "Board") is our de facto audit committee.

The Board discussed with the auditors any relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence.

The Board reviewed the audited financial statements of our Company as of and for the year ended September 30, 2006, with management and the independent auditors.  Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for filing with the Securities and Exchange Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Registrant)

By: /s/ Wesley Brumbaugh, CEO

January 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Brumbaugh	CEO & Director	January 16, 2007
Wesley Brumbaugh	(Principal Executive Officer)

/s/ Wesley Brumbaugh	Chief Financial Officer and Director	January 16, 2007
Wesley Brumbaugh	(Principal financial and accounting officer)