Form 10QSB
period 2006-12-31
Timberjack Sporting Supplies, Inc.
filed 2007-03-26
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-135774

Timberjack Sporting Supplies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3336507
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

554 E. Foothill Boulevard, Suite 112
San Dimas, California 91773
(Address of principal executive offices)

(626) 209-1182
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 3,250,000 shares issued and outstanding as of December 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X]  No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

TSS Marketing Inc. (A Development Stage Company)

Las Vegas, NV

We have reviewed the accompanying balance sheet of Timberjack Sporting Supplies, Inc. (a Development Stage Company). as of December 31, 2006, and the related statements of  income,  retained  earnings,  and  cash  flows  for  the  six  months  then  ended,  in accordance with the standards of the Public Company Accounting Oversight   Board (United   States). All   information   included   in   these   financial   statements   is   the representation of the management of Timberjack Sporting Supplies, Inc. (A Development Stage Company).

A  review  consists  principally  of inquiries  of  company  personnel  and  analytical procedures  applied  to financial data. It is  substantially less in scope than an audit in  accordance  with  generally  accepted auditing  standards,  the  objective  of   which is  the  expression  of  an  opinion  regarding  the  financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered Las Vegas, Nevada

January 15, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

December 31,
Assets	2006

Current Assets
Cash and cash equivalents	$1,425
Total current assets	1,425

TOTAL ASSETS	$1,425

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$750
Total current liabilities	750

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized; 3,250,000 shares issued and outstanding	3,250
Additional paid in capital	71,900
Accumulated deficit	(74,475)
Total stockholders' equity	675

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,425

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

			From Inception
	For the Three	For the Three	September 8, 2005
	Months Ended	Months Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006

Revenues, net	$-	$-	$-
Cost of Sales	-	-	-
Gross Margin	-	-	-

Operating Expenses
General and administrative	62,395	-	74,475
Total Operating Expenses	62,395	-	74,475

Net Loss	$(62,395)	$-	$(74,475)

Basic Loss per Share	$(0.02)	$-
Weighted Average Shares Outstanding	3,250,000	1,750,000

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.003 per share	-	-	1,750,000	1,750	5,750	-	7,500

Net loss from inception through September 30, 2005	-	-	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	-	-	1,750,000	1,750	5,750	(1,750)	5,750

Common stock issued for cash at $0.05 per share	-	-	1,500,000	1,500	73,500	-	75,000

Stock offering costs	-	-	-	-	(7,350)	-	(7,350)

Net loss for the year ended September 30, 2006	-	-	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	-	-	3,250,000	3,250	71,900	(12,080)	63,070
Net loss for the three months ended December 31, 2006	-	-	-	-	-	(62,395)	(62,395)

Balance, December 31, 2006	-	$-	3,250,000	$3,250	$71,900	$(74,475)	$675

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the Three	For the Three	September 8, 2005
	Months Ended	Months Ended	Through
	December 31, 2006	December 31, 2005	December 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(62,395)	$-	$(74,475)
Adjustments to reconcile to cash flows
From operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	750	-	750
Net Cash Used In Operating Activities	(61,645)	-	(73,725)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(7,350)
Proceeds from sale of common stock	-	5,750	82,500
Net Cash Provided by Financing Activities	-	5,750	75,150

Net Increase (Decrease) in Cash and Cash Equivalents	(61,645)	5,750	1,425
Cash and Cash Equivalents at Beginning of Period	63,070	-	-
Cash and Cash Equivalents at End of Period	$1,425	$5,750	$1,425

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Notes to Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements.  The results of operations for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles   generally   accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Plan of Operation.

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.

Management’s Discussion

Timberjack Sporting Supplies, Inc. (“TSS” or the “Company”) was incorporated in the State of Nevada on September 8, 2005. TSS has a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  Timberjack Sporting Supplies, Inc. is a one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

TSS is a development stage company that has not significantly commenced its planned principal operations and has no significant assets.  TSS operations to date have been devoted primarily to startup and development activities, which include the following:

1. Formation of the Company;

2. Development of the TSS business plan;

3. Obtaining capital through sales of TSS common stock; and

4. Market our business services to potential clients.

Timberjack Sporting Supplies, Inc. is attempting to become fully operational.  In order to generate revenues, TSS must address the following areas:

1.  Establish our website:  Establishing our presence on the Internet is critical to reaching a broad consumer base.  We are in the process of developing a website.  To date, we have not secured a web site address nor do we have an operational web site.  We expect this web site to be a primary marketing tool whereby we will disseminate information on our products and services.

2.  Develop and Implement a Marketing Plan:  In order to promote our company and establish our brand, we believe we will be required to develop and implement a comprehensive marketing plan.  We plan to use our Internet site to be the focus of our marketing and sales efforts.  We intend to advertise our site through the use of banner advertisements and search engine placement.  To date, we have no marketing or sales initiatives or arrangements.  Without any marketing campaign, we may be unable to generate interest in, or generate awareness of, our company.

We are a small, start-up company that has not generated any significant revenues and lacks a stable customer base.  At the present time, each potential customer generally obtains his or her sporting and shooting supplies from several different sources. TSS plans to either stock the actual items most generally needed or whose use is reasonably anticipated, or to enter into strategic alliances with manufacturers or large distributors who will maintain such items.

In the initial approximately twelve month operating period from September 8, 2005 (inception) to December 31, 2006, the Company generated no revenues while incurring $74,475 in general and administrative expenses. This resulted in a cumulative net loss of $74,475 for the period then ended from inception, which is equivalent to $(0.02) per share.

During the three months ended December 31, 2006, the Company generated no revenues while incurring $62,395 in general and administrative expenses. This resulted in a net loss for the quarter ended December 31, 2006 of $62,395. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of December 31, 2006, the Company had $1,425 in working capital.  The Company’s current assets as of December 31, 2006 consisted of $1,425 in cash.

TSS believes that it has sufficient resources to continue operations for the next twelve months.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.

Plan of Operation

Principal Products and Principal Markets

The Company has the principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  We plan to be a one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

Distribution Methods of the Services

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

Industry Background and Competitive Business Conditions

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

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, TSS’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by TSS in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to TSS’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in TSS’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

The Board of Directors of Timberjack Sporting Supplies, Inc. approved an amendment to the Registrant’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 70,000,000 to 980,000,000 and effecting a fourteen-for-one forward split of the Registrant’s outstanding shares of common stock.  Approval of the Registrant’s stockholders was not required to be obtained, as authorized by NRS Section 78.207, et seq.  The forward split will be effective as of the close of business on April 1, 2007.  As a result of the forward stock split, each share of the Registrant’s common stock outstanding on such date will be split into fourteen shares of the Registrant’s common stock.

Effective April 1, 2007, the Registrant filed a Certificate of Change to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 70,000,000 to 980,000,000 and provide for a fourteen for one forward split of the Registrant’s shares of common stock outstanding on such date.  A description of the forward split is contained on Form 8-K which description is incorporated herein by this reference.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a.)  Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Name and/or Identification of Exhibit

3.	Articles of Incorporation & By-Laws

(a)

Articles of Incorporation of Timberjack Sporting Supplies, Inc. filed on September 8, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

(b)

Bylaws of Timberjack Sporting Supplies, Inc. adopted on September 18, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

(c)

Certificate of Articles of Incorporation of Timberjack Sporting Supplies, Inc., incorporated by reference from the Form SB-2, as amended, filed with the SEC on July 21, 2006.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(b) Reports on Form 8-K

During the first quarter of 2007, TIMBERJACK SPORTING SUPPLIES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
March 20, 2007	March 20, 2007	Forward Split

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	March 26, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	March 26, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	March 26, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	March 26, 2007
Wesley Brumbaugh