Form 10QSB
period 2007-03-31
Timberjack Sporting Supplies, Inc.
filed 2007-05-24
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of March 31, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [  ] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

TimberJack Sporting Supplies, Inc

10620 Southern Highlands Pkwy Ste: 110

Las Vegas, NV 89141-4371

We have reviewed the accompanying balance sheet of TimberJack Sporting Supplies, Inc. as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of TimberJack Sporting Supplies, Inc.

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

May 18, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

March 31,
Assets	2007

Current Assets
Cash and cash equivalents	$ 795
Total current assets	795

TOTAL ASSETS	$ 795

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued liabilities	$ 500
Total current liabilities	500

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized; 45,500,000 shares issued and outstanding	45,500
Additional paid in capital	29,650
Accumulated deficit	(74,855)
Total stockholders' equity	295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 795

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

From Inception
	For the Three	For the Three	For the Six	For the Six	September 8, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007

Revenues, net	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses
General and administrative	380	-	62,775	-	74,855
Total Operating Expenses	380	-	62,775	-	74,855

Net Loss	$ (380)	$ -	$ (62,775)	$ -	$ (74,855)

Basic Loss per Share	$ (0.00)	$ -	$ (0.00)	$ -
Weighted Average Shares Outstanding	45,500,000	24,500,000	45,500,000	24,500,000

The Accompanying notes are an integral part of these financial statements.

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at inception	-	$ -	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.003 per share	-	-	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception through September 30, 2005	-	-	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	-	-	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for cash at $0.05 per share	-	-	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	-	-	(7,350)	-	(7,350)

Net loss for the year ended September 30, 2006	-	-	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	-	-	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the six months ended March 31, 2007	-	-	-	-	-	(62,775)	(62,775)

Balance, March 31, 2007	-	$ -	45,500,000	$ 45,500	$ 29,650	$ (74,855)	$ 295

The Accompanying notes are an integral part of these financial statements.

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
	For the Six	For the Six	September 8, 2005
	Months Ended	Months Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$ (62,775)	$ -	$ (74,855)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	500	-	500

Net Cash Used In Operating Activities	(62,275)	-	(74,355)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:
Payment of stock offering costs	-	-	(7,350)
Proceeds from sale of common stock	-	5,750	82,500
Net Cash Provided by Financing Activities	-	5,750	75,150

Net Increase (Decrease) in Cash and Cash Equivalents	(62,275)	5,750	795
Cash and Cash Equivalents at Beginning of Period	63,070	-	-

Cash and Cash Equivalents at End of Period	$ 795	$ 5,750	$ 795

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2006 audited financial statements.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SIGNIFICANT EVENTS

During the three months ended March 31, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

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

In the initial approximately eighteen month operating period from September 8, 2005 (inception) to March 31, 2007, the Company generated no revenues while incurring $74,855 in general and administrative expenses. This resulted in a cumulative net loss of $74,855 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended March 31, 2007, the Company generated no revenues while incurring $62,775 in general and administrative expenses. This resulted in a net loss for six months ended March 31, 2007 of $62,775. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended March 31, 2007, the Company generated no revenues while incurring $380 in general and administrative expenses. This resulted in a net loss for the second quarter ended March 31, 2007 of $380. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2007, the Company had $795 in working capital.  The Company’s current assets as of March 31, 2007 consisted of $795 in cash.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

The Board of Directors of Timberjack Sporting Supplies, Inc. approved an amendment to the Registrant’s Articles of Incorporation increasing the number of authorized shares of Common Stock from 70,000,000 to 980,000,000 and effecting a fourteen-for-one forward split of the Registrant’s outstanding shares of common stock.  Approval of the Registrant’s stockholders was not required to be obtained, as authorized by NRS Section 78.207, et seq.  The forward split was effected as of the close of business on April 1, 2007.  As a result of the forward stock split, each share of the Registrant’s common stock outstanding on such date will be split into fourteen shares of the Registrant’s common stock.

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

   a.)  Articles of Incorporation of Timberjack Sporting Supplies, Inc. filed on September 8, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

   b.)  Bylaws of Timberjack Sporting Supplies, Inc. adopted on September 18, 2005, incorporated by reference to the Registration Statement on Form SB-2, as amended, filed with the SEC on July 21, 2006.

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

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	May 23, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	May 23, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	May 23, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	May 23, 2007
Wesley Brumbaugh