Form 10QSB/A
period 2007-03-31
Timberjack Sporting Supplies, Inc.
filed 2007-06-21
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-QSB/A

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

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	June 21, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	June 21, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	June 21, 2007
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	June 21, 2007
Wesley Brumbaugh