Form 10KSB
period 2007-09-30
Timberjack Sporting Supplies, Inc.
filed 2008-01-03
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [   ]

State issuer’s revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2007 was $75,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of September 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

On or about March 20, 2007, we filed a Form 8K announcing a forward stock split. This filing is incorporated herein by reference thereto.

Transitional Small Business Disclosure Format (Check one):  Yes [   ] No [ X ]

TABLE OF CONTENTS

PAGE

PART I

4

Item 1. Description of Business.

4

Item 2. Description of Property.

11

Item 4. Submission of Matters to a Vote of Security Holders.

11

PART II

12

Item 5. Market for Common Equity and Related Stockholder Matters.

12

Item 6. Management's Discussion and Analysis and Plan of Operation.

14

Item 7. Financial Statements.

21

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.  31

Item 8A. Controls and Procedures.

31

Item 8B. Other Information.

31

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.  32

Item 10. Executive Compensation.

33

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  33

Item 12. Certain Relationships and Related Transactions.

34

Item 13. Exhibits and Reports on Form 8-K.

35

Item 14. Principal Accountant Fees and Services.

  35

SIGNATURES

37

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

We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 45,500,000 shares of common stock issued and outstanding as of the date of this prospectus. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders' interests.

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

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

Our common stock is currently traded on the OTC Bulletin Board® or OTCBB® under the ticker symbol TBJK. As such, prior to September 30, 2007, there has been no public market for our common stock. During the fourth quarter of 2007, our stock traded nominally between $2.00 and $2.50 per share. Therefore, the current and potential market for our common stock is limited.  In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. We cannot guarantee that a meaningful trading market will develop even though our stock is tradable. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control.  In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

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

A large number (24,500,000) of the presently outstanding shares of common stock (45,500,000), are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which shall become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” under Rule 405 of the Securities Act. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is currently traded on the OTC Bulletin Board® or OTCBB® under the ticker symbol TBJK. As such, prior to September 30, 2007, there has been no public market for our common stock. During the fourth quarter of 2007, our stock traded nominally between $2.00 and $2.50 per share. Therefore, the current and potential market for our common stock is limited.

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

Holders

As of September 30, 2006, we had approximately 45,500,000 shares of our common stock issued and outstanding held by approximately 26 stockholders of record.  Our Transfer Agent is 1st Global Stock Transfer, LLC whose contact information is as follows: 7361 Prairie Falcon Road, Suite 110, Las Vegas, Nevada 89128, with a telephone number of (702) 656-4919.

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

Securities authorized for issuance under equity compensation plans

None.

Recent Sales of Unregistered Securities.

On September 8, 2005, we issued 1,750,000 shares of our common stock (24,500,000 shares of common stock post March 20, 2007 forward split) to Wesley Brumbaugh, our founding shareholder and the sole officer and director, in exchange for cash in the amount of $7,500.  This sale of stock did not involve any public offering, general advertising or solicitation.  At the time of the issuance, Mr. Brumbaugh had fair access to and was in possession of all available material information about our company, as he is the sole officer and director of TSS.  The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act.  On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

During the period from inception through September 30, 2007, we generated no revenues and incurred a net loss of $76,165. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

We believe that our cash on hand as of September 30, 2007 in the amount of $250 is sufficient to maintain our current minimal level of operations for current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $100,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

From inception on September 8, 2005 through September 30, 2007, we incurred a net loss of $76,150.  The limited operating history of our present core business makes it difficult to forecast future operating results. We may not achieve, sustain or increase profitability on a quarterly or annual basis for some time, if at all.

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

Concentrations of Risk

Our bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  As of September 30, 2007, the Company’s bank deposits did not exceed the insured amounts.

Basic Loss Per Share

The  computation  of  basic  loss  per  share  of  common  stock  is  based  on  the weighted average number of shares outstanding during the period.

	For the Year Ended September 30, 2007	For the Year Ended September 30, 2006
Loss (numerator)	$ (64,065)	$ (10,330)
Shares (denominator)	45,500,000.	45,500,000.
Per share amount	$ (0.00)	$ (0.00)

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

Net deferred tax assets consist of the following components as of September 30, 2007 and 2006:

	For the Year Ended September 30, 2007	For the Year Ended September 30, 2006
Deferred tax assets	$ 21,789.	$ 3,512.
NOL Carryover	-	-
Valuation allowance	(21,789)	(3,512)
Net deferred tax assets	$ -.	$ -.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the period ended September 30, 2007.

At September 30, 2007, the Company had net operating loss carryforwards of approximately $76,165 that may be offset against future taxable income through 2027.  No tax benefit has been reported in the September 30, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Revenue

From inception on September 8, 2005 through September 30, 2007, we had no revenue yielding a net loss $76,165.  From October1, 2006 until fiscal year end September 30, 2007 we had no revenue yielding a net loss of $64,085. This was primarily due to the development stage nature of our business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, and marketing and promotional expenses.  From inception on September 8, 2005 through September 30, 2007, selling, general and administrative expenses amounted to $76,165.  We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.  We also expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest growth and promotional expenses related to new product and service offerings.

Stock Compensation Expense

From October 1, 2006 through September 30, 2007, we did not issued any restricted stock to any officers, directors and employees, which issuance is characterized as a stock compensation expense.

Income Taxes

Through 2006, we incurred net losses for federal income tax purposes.  No income taxes were incurred.

Liquidity and Capital Resources

As of September 30, 2007, we had $235 of cash. Our capital expenditures have been consistent with our anticipated needs in operations in the development stage. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures with our expected growth in operations and infrastructure over the next twelve months.  Net cash provided by financing activities was $75,150 since inception and resulted from proceeds from the issuance of our common stock.

We believe that our cash on hand as of September 30, 2007 in the amount of $235 is sufficient to maintain our current minimal level of operations for current calendar year. However, generating sales in the next 12 months is imperative for us to continue as a going concern. We believe that we will be required to generate a minimum of approximately $100,000 in revenues over the next 12 months in order for us to support ongoing operations. If we do not generate sufficient revenues to meet our expenses over the next 12 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

B.

Plan of Operation

Since our incorporation, we have raised a total of $82,500 through private sales of our common equity. In September 2005, we issued 1,750,000 shares of our common stock to Wesley Brumbaugh, an officer and director, in exchange for services and cash in the amount of $7,500. Additionally, in September and October 2006, we sold an aggregate of 1,500,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $75,000. We believe that the funds received in the private placement will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the use of the private placement funds:

	Amount	Amount	Estimated
	Allocated	Expended	Completion

General working capital	$68,000	$64,000	Completed
Marketing	$3,000	3,000	Completed
Inventory	$1,000	1,000	Completed
SEC reporting expenses	$ 4,000	4,000	Completed
Employees-General administrative staff	$ 2,000	2,000	Completed
Offering expenses	$4,500	$4,500	Completed

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

MOORE AND ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCOAB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Timberjack Sporting Supplies, Inc. (A Development Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows through September 30, 2007 and 2006 and Inception on September 8, 2005 through September 30, 2007. These financial statements are the responsibility of the Company’s management.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberjack Sporting Supplies, Inc. (A Developmental Stage Company) as of September 30, 2007 and 2006 and the results of operations and its cash flows through September 30, 2007 and 2006, and Inception on September 8, 2005 through September 30, 2007, in conformity with principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no income and generated losses from operations as of September 30, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

January 2, 2008

2675 S. Jones Blvd, Suite 109, Las Vegas, Nevada 89146 (702)-253-7499 Fax (702) 253-7501

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Balance Sheets

	ASSETS
		September 30, 2007	September 30, 2006
CURRENT ASSETS

Cash		$ 235	$ 58,070
Investments		-	5,000

Total Current Assets		235	63,070

TOTAL ASSETS		$ 235	$ 63,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts Payable		$ 1,250	$ -

Total Current Liabilities		1,250	-

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock: $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding		-	-

Common Stock: $0.001 Par Value; 70,000,000 shares authorized, 45,500,000 shares issued and outstanding		45,500	45,500

Additional paid-in capital		29,650	29,650

Accumulated Deficit		(76,165)	(12,080)

Total Stockholders’ Equity (Deficit)
		(1,015)	63,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$ 235	$ 63,070

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statement of Operations

			From Inception
			on September 8,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2007	2006	2007

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	64,085	10,330	76,165

Total Operating Expenses	64,085	10,330	76,165

NET INCOME (LOSS)	$(64,085)	$(10,330)	$(76,165)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,500,000	45,500,000

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statement of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 8, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0003 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for
cash at $0.0035 per share	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	(7,350)	-	(7,350)

Net loss for the year
ended September 30, 2006	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the year
ended September 30, 2007	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	$45,500	$29,650	$(76,165)	$(1,015)

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statements of Cash Flow

			From Inception
			on December 5,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(64,085)	$(10,330)	$(76,165)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts payable	1,250	-	1,250

Net Cash Used by Operating Activities	(62,835)	(10,330)	(74,915)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of investments	5,000	(5,000)	-

Net Cash Used by Investing Activities	5,000	(5,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Payment of stock offering costs	-	(7,350)	(7,350)
Common stock issued for cash	-	-	-
Proceeds from sale of common stock	-	75,000	82,500
Net Cash Used by Financing Activities	-	67,650	75,150
NET DECREASE IN CASH	(57,835)	52,320	235
CASH AT BEGINNING OF PERIOD	58,070	5,750	-
CASH AT END OF PERIOD	$235	$58,070	$235
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1 – Nature of Organization

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

g.

Organization Costs

The Company has expensed the costs of its incorporation.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1 – Nature of Organization (Continued)

h.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At September 30, 2007, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended September 30, 2007	For the Year Ended September 30, 2006
Loss (numerator)	$ (64,065)	$ (10,330)
Shares (denominator)	45,500,000.	45,500,000.
Per share amount	$ (0.00)	$ (0.00)

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

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 1 – Nature of Organization (Continued)

k.

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of September 30, 2007 and 2006:

	For the Year Ended September 30, 2007	For the Year Ended September 30, 2006
Deferred tax assets	$ 21,789.	$ 3,512.
NOL Carryover	-.	-.
Valuation allowance	(21,789)	(3,512)
Net deferred tax assets	$ -.	$ -.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 15% to pretax income from continuing operations for the period ended September 30, 2007.

At September 30, 2007, the Company had net operating loss carryforwards of approximately $76,165 that may be offset against future taxable income through 2027.  No tax benefit has been reported in the September 30, 2007, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating carryforwards for Federal Income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 2 – Going Concern

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

SEPTEMBER 30, 2007

Note 2 – Going Concern (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Stock Offering

The Company completed an offering of 1,500,000 shares its common stock in an initial public offering at $0.05 per share.

Note 4 - New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

Note 4 - New Accounting Pronouncements (Continued)

a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in  any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Note 5 – Significant Events

During the year ended September 30, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

Iem 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In connection with its audit our Company for the fiscal years ended September 30, 2007, there were no disagreements with our auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the fiscal years ended September 30, 2007, there were no reportable events as that term is defined in Item 304(a)(l)(v) of Regulation S-X.

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

The following table sets forth certain information regarding the executive officers and sole director of TSS as of the date of this Prospectus:

Name and Address	Age	Position
Wesley Brumbaugh c/o Timberjack Sporting Supplies, Inc.	28	President, Secretary, Treasurer and Director

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

Based solely upon a review of the copies of such forms furnished to us, we believe that for the fiscal year ended September 30, 2007 directors, executive officers, and beneficial owners complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B.  Given the early stages of our development, we have not dedicated our limited resources to the drafting and review of a code of ethics.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards ($)
Wesley Brumbaugh, CEO, Chairman of the Board	2007	0	0	0	0
	2006	0	0	0	0

There are no existing or planned option or SAR grants.

Agreements with Directors and Executive Officers

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2007 with respect to the beneficial ownership of our common stock by the following individuals: (a) each person known by the Company to be beneficial owners of more than 5% of the outstanding shares of our common stock; (b) each of our Directors; (c) each of our named executive officers; and (d) all of our directors and executive officers as a group.  Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

Name and Address of Beneficial Owner of Shares(1)	Amount of Shares Beneficially Owned	Percentage of Class
Wesley Brumbaugh	24,500,000	53.85%

	24,500,000	53.85%
All Directors and Executive Officers as a Group	24,500,000	53.85%

(1)

See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for addresses and positions with our Company.

Item 12. Certain Relationships and Related Transactions.

None.

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

The Board reviewed the audited financial statements of our Company as of and for the year ended September 30, 2007, with management and the independent auditors.  Management has the responsibility for the preparation of our Company’s financial statements and the independent auditors have the responsibility for the examination of those statements.

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

January 2, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wesley Brumbaugh	CEO & Director	January 2, 2008
Wesley Brumbaugh	(Principal Executive Officer)

/s/ Wesley Brumbaugh	Chief Financial Officer and Director	January 2, 2008
Wesley Brumbaugh	(Principal financial and accounting officer)

EXHIBIT 31.1

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Wesley Brumbaugh, Chief Executive Officer of Timberjack Sporting Supplies, Inc. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Timberjack Sporting Supplies, Inc..;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986 dated June 5, 2003];

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:

January 2, 2008

By:

/s/ Wesley Brumbaugh

Wesley Brumbaugh, Chief Executive Officer

EXHIBIT 31.2

Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Wesley Brumbaugh, Principal Financial Officer of Timberjack Sporting Supplies, Inc. certify that:

1.

I have reviewed this annual report on Form 10-KSB of Timberjack Sporting Supplies, Inc..;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

e.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

f.

[Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986 dated June 5, 2003];

g.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

h.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

c.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

d.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:

January 2, 2008

By:

/s/ Wesley Brumbaugh

Wesley Brumbaugh, Principal Financial Officer

EXHIBIT 99.1

Certification Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

In connection with this Annual Report of Timberjack Sporting Supplies, Inc. ("Timberjack") on Form 10-KSB for the year ending September 30, 2007 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, Wesley Brumbaugh, Chief Executive Officer and Principal Financial Officer of Timberjack, certify, pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Timberjack as of and for the periods presented in the Report.

Date: January 2, 2008

/s/ Wesley Brumbaugh

Wesley Brumbaugh

Chief Executive Officer

Date: January 2, 2008

/s/ Wesley Brumbaugh

Wesley Brumbaugh

Principal Financial Officer