Form 10QSB
period 2007-12-31
Timberjack Sporting Supplies, Inc.
filed 2008-02-19
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of December 31, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [  ]

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2. Management's Discussion and Plan of Operation.

9

Item 3. Controls and Procedures

10

PART II — OTHER INFORMATION

12

Item 1. Legal Proceedings.

12

Item 2. Changes in Securities.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Submission of Matters to a Vote of Security Holders.

12

Item 5. Other Information.

12

None

12

Item 6. Exhibits and Reports on Form 8-K.

12

SIGNATURES

14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Timberjack Sporting Supplies Inc

We have reviewed the accompanying balance sheet of Timberjack Sporting Supplies, Inc. as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Timberjack Sporting Supplies, Inc.

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

February 11, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

ASSETS

	December 31,	September 30,
	2007	2007
	(Unaudited)
CURRENT ASSETS

Cash	$205	$235
Investments	-	-

Total Current Assets	205	235

TOTAL ASSETS	$205	$235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,750	$1,250

Total Current Liabilities	1,750	1,250

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
980,000,000 shares authorized,
45,500,000 shares issued and outstanding	45,500	45,500
Additional paid-in capital	29,650	29,650
Accumulated deficit	(76,695)	(76,165)

Total Stockholders' Equity (Deficit)	(1,545)	(1,015)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$205	$235

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

			From Inception
			on September 8,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	530	62,395	76,695

Total Operating Expenses	530	62,395	76,695

NET INCOME (LOSS)	$(530)	$(62,395)	$(76,695)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	45,500,000	45,500,000

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 8, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0003 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for
cash at $0.0035 per share	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	(7,350)	-	(7,350)

Net loss for the year
ended September 30, 2006	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the year
ended September 30, 2007	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	45,500	29,650	(76,165)	(1,015)

Net loss for the three months
ended December 31, 2007	-	-	-	(530)	(530)

Balance, December 31, 2007	45,500,000	$45,500	$29,650	$(76,695)	$(1,545)

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on September 8,
	For the Three Months Ended		2005 Through
	December 31,		December 31,
	2007	2006	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)	$(530)	$(62,395)	$(76,695)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts payable	500	750	1,750
Net Cash Used by Operating Activities	(30)	(61,645)	(74,945)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	-	(5,000)
Sale of investments	-	5,000	5,000

Net Cash Used by Investing Activities	-	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Payment of stock offering costs	-	-	(7,350)
Common stock issued for cash	-	-	82,500

Net Cash Used by Financing Activities	-	-	75,150
NET DECREASE IN CASH	(30)	(56,645)	205
CASH AT BEGINNING OF PERIOD	235	58,070	-
CASH AT END OF PERIOD	$205	$1,425	$205
SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Notes to Financial Statements

December 31, 2007 and December 31, 2006

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full years.

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

A.

Management’s Discussion

Timberjack Sporting Supplies, Inc. (“TSS” or the “Company”) was incorporated in the State of Nevada on September 8, 2005. TSS has a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  Timberjack Sporting Supplies, Inc. plans to be one-stop, professional supply company for the discerning outdoorsman and exceeds all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

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

In the initial operating period from September 8, 2005 (inception) to December 31, 2007, the Company generated no revenues while incurring $76,695 in general and administrative expenses. This resulted in a cumulative net loss of $76,695 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the three months ended December 31, 2007, the Company generated no revenues while incurring $530  in general and administrative expenses. This resulted in a net loss for the quarter ended December 31, 2007 of $530. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of December 31, 2007, the Company had $205 in working capital.  The Company’s current assets as of December 31, 2007 consisted of $205 in cash.

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

(b) Reports on Form 8-K

During the quarter ended December 31, 2007, TIMBERJACK SPORTING SUPPLIES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	February 15, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	February 15, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	February 15, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	February 15, 2008
Wesley Brumbaugh