Form 10QSB
period 2008-03-31
Timberjack Sporting Supplies, Inc.
filed 2008-05-20
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 45,500,000 shares issued and outstanding as of May 15, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X ] No [  ]

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

To the Board of Directors

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

We have reviewed the accompanying balance sheet of Timberjack Sporting Supplies, Inc. as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2008 and 2007 and from inception September 8, 2005 through March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 19, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

ASSETS

	March 31,	September 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$175	$235
Investments	-	-

Total Current Assets	175	235

TOTAL ASSETS	$175	$235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,178	$1,250

Total Current Liabilities	3,178	1,250

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
980,000,000 shares authorized,
45,500,000 shares issued and outstanding	45,500	45,500
Additional paid-in capital	29,650	29,650
Accumulated deficit	(78,153)	(76,165)

Total Stockholders' Equity (Deficit)	(3,003)	(1,015)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$175	$235

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	September 8, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007	March 31, 2008

Revenues, net	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses
General and administrative	1,458	380	1,988	62,775	78,153
Total Operating Expenses	1,458	380	1,988	62,775	78,153

Net Loss	$(1,458)	$(380)	$(1,988)	$(62,775)	$(78,153)

Basic Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	45,500,000	45,500,000	45,500,000	45,500,000

The Accompanying notes are an integral part of these financial statement

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 8, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0003 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for
cash at $0.0035 per share	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	(7,350)	-	(7,350)

Net loss for the year
ended September 30, 2006	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the year
ended September 30, 2007	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	45,500	29,650	(76,165)	(1,015)

Net loss for the six months
ended March 31, 2008	-	-	-	(1,988)	(1,988)

Balance, March 31, 2008	45,500,000	$45,500	$29,650	$(78,153)	$(3,003)

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on September 8,
	For the Six Months Ended		2005 Through
	March 31,		March 31,
	2008	2007	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)	$(1,988)	$(62,775)	$(78,153)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts payable	1,928	500	3,178
Net Cash Used by Operating Activities	(60)	(62,275)	(74,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	-	(5,000)
Sale of investments	-	5,000	5,000

Net Cash Used by Investing Activities	-	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Payment of stock offering costs	-	-	(7,350)
Common stock issued for cash	-	-	82,500

Net Cash Used by Financing Activities	-	-	75,150
NET DECREASE IN CASH	(60)	(57,275)	175
CASH AT BEGINNING OF PERIOD	235	58,070	-
CASH AT END OF PERIOD	$175	$795	$175

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Notes to Financial Statements

March 31, 2008 and September 30, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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

In the initial approximately thirty months operating period from September 8, 2005 (inception) to March 31, 2008, the Company generated no revenues while incurring $78,153 in general and administrative expenses. This resulted in a cumulative net loss of $78,153 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the six months ended March 31, 2008, the Company generated no revenues while incurring $1,998 in general and administrative expenses. This resulted in a net loss for six months ended March 31, 200 of $1,988. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended March 31, 2008, the Company generated no revenues while incurring $1,458 in general and administrative expenses. This resulted in a net loss for the second quarter ended March 31, 2008 of $1,458. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $175in working capital.  The Company’s current assets as of March 31, 2008 consisted of $175 in cash.

TSS believes that it has sufficient resources to continue operations for the next twelve months.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.

Plan of Operation

Principal Products and Principal Markets

The Company has the principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement.  We plan to be a one-stop, professional supply company for the discerning outdoorsman and exceed all industry standards for quality while providing general and specialty merchandise for the shooting and outdoor sports.

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

(b) Reports on Form 8-K

During the second quarter of 2008, TIMBERJACK SPORTING SUPPLIES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	May 19, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	May 19, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	May 19, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	May 19, 2008
Wesley Brumbaugh