Form 10-Q
period 2008-06-30
Timberjack Sporting Supplies, Inc.
filed 2008-08-19
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  9

ITEM 5. CONTROLS AND PROCEDURES

11

PART II — OTHER INFORMATION

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

None

13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

13

SIGNATURES

15

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Balance Sheet

(Unaudited)

ASSETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$145	$235
Investments	-	-

Total Current Assets	145	235

TOTAL ASSETS	$145	$235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$4,628	$1,250

Total Current Liabilities	4,628	1,250

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value;
980,000,000 shares authorized,
45,500,000 shares issued and outstanding	45,500	45,500
Additional paid-in capital	29,650	29,650
Accumulated deficit	(79,633)	(76,165)

Total Stockholders' Equity (Deficit)	(4,483)	(1,015)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$145	$235

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Operations

(Unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	September 8, 2005
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues, net	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses
General and administrative	1,480	380	3,468	62,775	79,633
Total Operating Expenses	1,480	380	3,468	62,775	79,633

Net Loss	$(1,480)	$(380)	$(3,468)	$(62,775)	$(79,633)

Basic Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	45,500,000	45,500,000	45,500,000	45,500,000

The Accompanying notes are an integral part of these financial statement

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statement of Stockholders’ Equity

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, September 8, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0003 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for
cash at $0.0035 per share	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	(7,350)	-	(7,350)

Net loss for the year
ended September 30, 2006	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the year
ended September 30, 2007	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	45,500	29,650	(76,165)	(1,015)

Net loss for the nine months
ended June 30, 2008	-	-	-	(3,468)	(3,468)

Balance, June 30, 2008	45,500,000	$45,500	$29,650	$(79,633)	$(4,483)

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Statements of Cash Flows

(Unaudited)

			From Inception
			on September 8,
	For the Nine Months Ended		2005 Through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)	$(3,468)	$(62,775)	$(79,663)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts payable	3,378	1,750	4,628
Net Cash Used by Operating Activities	(90)	(62,305)	(75,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	-	(5,000)
Sale of investments	-	5,000	5,000

Net Cash Used by Investing Activities	-	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-

Payment of stock offering costs	-	-	(7,350)
Common stock issued for cash	-	-	82,500

Net Cash Used by Financing Activities	-	-	75,150
NET DECREASE IN CASH	(90)	(57,305)	145
CASH AT BEGINNING OF PERIOD	235	58,070	-
CASH AT END OF PERIOD	$145	$765	$175

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The Accompanying notes are an integral part of these financial statements

Timberjack Sporting Supplies, Inc

(A Developmental Stage Company)

Notes to Financial Statements

June 30, 2008 and September 30, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

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

In the initial approximately thirty-three months operating period from September 8, 2005 (inception) to June 30, 2008, the Company generated no revenues while incurring $79,633 in general and administrative expenses. This resulted in a cumulative net loss of $79,633 for the period then ended from inception, which is equivalent to $(0.00) per share.

During the nine months ended June 30, 2008, the Company generated no revenues while incurring $3,468 in general and administrative expenses. This resulted in a net loss for nine months ended June 30, 2008 of $3,468. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

During the three months ended June 30, 2008, the Company generated no revenues while incurring $1,480 in general and administrative expenses. This resulted in a net loss for the second quarter ended June 30, 2008 of $1,480. The net loss for both periods is attributable primarily to the continuing costs of start-up operations.

Liquidity and Capital Resources

As of June 30, 2008, the Company had $(4,483) in working capital.  The Company’s current assets as of June 30, 2008 consisted of $145 in cash.

TSS has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short term loans from its current officer and director.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our revenue is invoiced and received in United States dollars.  We currently have no customers outside the U.S. and therefore have no exposure to foreign currency exchange risk.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we earn on our investment portfolio. Our investment portfolio consists of liquid investments that have maturities of three months or less. Our risk associated with fluctuating interest income is limited to investments in interest rate sensitive financial instruments. Under our current policy, we do not use interest rate derivative instruments to manage this exposure to interest rate changes. We seek to ensure the safety and preservation of its invested principal by limiting default risk, market risk, and reinvestment risk.  We mitigate default risk by investing in short-term investment grade securities.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

ITEM 5. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8-K

During the period ended June 30, 2008, TIMBERJACK SPORTING SUPPLIES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Registrant)

Signature	Title	Date

/s/ Wesley Brumbaugh	President & CEO, Director	August 18, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Secretary, Treasurer, Director	August 18, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Financial Officer	August 18, 2008
Wesley Brumbaugh

/s/ Wesley Brumbaugh	Principal Accounting Officer	August 18, 2008
Wesley Brumbaugh