Form 10-K
period 2008-09-30
Timberjack Sporting Supplies, Inc.
filed 2008-11-12
CIK 1368960

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

Commission file number 333-135774

TIMBERJACK SPORTING SUPPLIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3336507
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, 29th Floor
New York, NY 10022
(Address of principal executive offices)

(212) 593-1600
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-season issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

 [  ]

Accelerated filer

[   ]

Non-accelerated filer

 [  ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s last completed second quarter. At March 31, 2008, the market value of the Company’s common stock $6,300,000  on 21,000,000 shares of common stock held by non-affiliates of the Company, based on the average bid and asked price Company’s closing price of $0.30 reported on the Over-the-Counter Bulletin Board.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date: 121,000,000 shares of common stock at November 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain forward looking statements and statements of historical facts. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) revenue projections, income (loss), earning (loss) per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions with regards to customers, suppliers, competitors or regulatory authorities, (iii) statements of future performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and all documents incorporated herein by reference also identify factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1	BUSINESS

Background

Timberjack Sporting Supplies, Inc. ("TSS," the "Company,” “we,” “us” and similar terms) was incorporated in the state of Nevada on September 8, 2005.  TSS had a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement. During August of 2008 the Company discontinued its prior business and amended its business plan. The Company is currently a shell company.

The Company is currently a reporting company under the Securities Exchange Act of 1934, as amended, and files reports and forms promulgated thereunder with the Securities and Exchange Commission.  The Company’s common stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “TBJK.”  As of September 30, 2008, we had limited cash of $115 and an accumulated deficit during the development stage (Inception to September 30, 2008) of $356,968. Our operating activities used $280,803 in cash for the fiscal year period ended September 30, 2008, while our operations used $64,085 cash in the fiscal year ended September 30, 2007. The increase in uses of operating cash was primarily attributable to the cessation of the Company’s business operations. We received $0 in revenue during the fiscal year ended September 30, 2008. Due to the foregoing and our status as a shell company, our auditors have expressed their doubt as to the ability to continue as a going concern.

On September 15, 2008, pursuant to the Stock Purchase Agreement, Paragon purchased 24,500,000 shares of common stock for $18,375 from a shareholder of the Company. Additionally, on September 15, 2008, pursuant to a Subscription Agreement, Paragon agreed to purchase 300,000,000 newly issued shares of Common Stock from the Company for an aggregate amount of $281,625. As of the date of this filing, Paragon has paid $56,625 and been issued 75,500,000 newly issued shares of common Stock by the Company (the “First Tranche”). Pursuant to this Subscription Agreement Paragon has agreed to purchase the remaining 224,500,000 shares of common stock for an additional $225,000 (the “Second Tranche”), contingent upon the Company’s satisfaction of its obligations under the Stock Purchase Agreement.  Upon the consummation of the Second Tranche, Ted D. Campbell II, the current sole officer and director of the Company, will resign effectively immediately and the Company’s principal shareholder will elect Alan Donenfeld as the as the sole officer and director of the Company effective immediately.

The Company's current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

The Company’s principal shareholders plan to contact various broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company’s existence in an effort to determine if any companies they represent have an interest in considering a business combination with the Company. The Company can provide no assurance that it will be successful in locating or acquiring a desirable business opportunity or that any potential acquisition that may occur will be on terms that are favorable to the Company or its current stockholders.

We anticipate that any business opportunities we may investigate may: (i) have a limited operating history; (ii) have a history of losses to date due to many factors; (iii) be under-capitalized; (iv) be experiencing current financial or operating difficulties; (v) be in need of capital to develop a new product or service; (vi) be relying upon a relatively untested product or marketing concept; or (vii) have a combination of the characteristics mentioned in (i) through (vi).  Given these factors, all investors and current shareholders should expect that any potential acquisition candidate may have a history of losses.

The Company will not restrict its search for acquisition opportunities to any geographical area or particular industry. The Company’s discretion in the selection of business opportunities is unrestricted due to the availability of such opportunities, economic conditions, and other factors not listed herein.

Any business opportunity that is acquired by the Company is expected to have a desire to become a public company and establish a public trading market for its securities. As such, in connection with such business combination, it is likely control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains. In the Company’s judgment, none of its current or past officers and directors would be classified as an “underwriter” within the meaning of the Section 2(11) of the Securities Act of 1933, as amended.

We fully anticipated that business opportunities will come to the Company’s attention from various sources. These sources may include, but not be limited to, its principal shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, and others who may present unsolicited proposals. Currently, the Company has no agreements, whether written or oral, with any individual or entity, to act as a finder for the Company.

Our current administrative office is located at 110 East 59th Street, 29th Floor, New York, NY 10022.

Business Opportunity Selection

A decision to effectuate an acquisition by the Company may be made upon the principal shareholders’ review of the following items:

(1)

the abilities of the new management and personnel;

(2)

the acceptability of new products or services;

(3)

the perceived benefit the acquisition will derive from becoming a publicly traded; and

(4)

factors which may be difficult to analyze through any objective criteria.

It is anticipated that the current or historical operations of a business acquisition candidate may not be indicative of the future because of the need to access additional capital, change product or service strategies, change or make additions to their management team, or make other material changes. The Company will be dependent upon the new management team of a specific business opportunity to identify any such potential issues and to identify and implement any changes required.

Because the Company may participate in a business opportunity with a newly organized entity or with an entity which is entering a new phase of growth, it should be emphasized that the Company will incur further risks.

It is anticipated that the Company will be limited to one acquisition due to limited capital and thus, may not be able to properly diversify for the benefit of current shareholders. This should be considered an adverse factor affecting any decision to purchase the Company’s securities.

The Company may effect transactions having a potentially adverse impact upon the Company’s shareholders. Pursuant to the authority and discretion provided by the Company’s bylaws and the corporate law of the State of Nevada, the Company’s current or future management and its board of directors may complete acquisitions without submitting any proposal to the stockholders for their consideration. Additionally, the Company may not furnish shareholders, prior to any business combination, with financial statements, or any other documentation, concerning a target company or its business.

The analysis of potential business opportunities will be undertaken by or under the supervision of the Company’s principal shareholders, who are not professional business analysts. Current or future management of the Company may decide to hire outside consultants to assist in the investigation and selection of business opportunities, and might pay a finder’s fee, in stock in cash, as allowed by law. Since the Company has no current plans to use any outside consultants, no criteria or policies have been adopted.

The Company anticipates that it will consider, among other things, the following factors:

1.

Potential for growth and profitability  indicated by new technology, anticipated market expansion, or new products;

2.

The Company’s perception of how any particular business opportunity will be received by the investment community and by the Company’s stockholders;

3.

Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

4.

Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

5.

Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

6.

The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

7.

The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

Not one of the factors described, if any, above will be controlling in the selection of a business opportunity. The Company will attempt to analyze all factors appropriate to each opportunity. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. Prior to making a decision with regards to a business opportunity, the Company’s current or future management may request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, the Company’s principal shareholders may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of “penny stocks.” The regulations would affect, and possibly impair, any market that might develop in the Company’s securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the “penny stock” regulations. See “Risk Factors - Regulation of Penny Stocks.”

The Company believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Acquisition Structure

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management, board of directors and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company’s existing management and directors may resign and new management and directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Internal Revenue Code, the Company’s current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the principal shareholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company’s securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms normally found in an agreement of that type.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such letter of intent will set forth the terms of the proposed acquisition but will generally not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure such goods and services.

In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that the principal shareholders may offer to sell a controlling interest at a price not relative to or reflective of a price which could be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an “investment company,” and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading “investment securities” (defined as “all securities other than government securities or securities of majority-owned subsidiaries”) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of “investment company.” Consequently, the Company’s participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company’s plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock are expected to be “restricted securities” within the meaning of the Securities Act of 1933, as amended (the “Act”). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the U. S. Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to effect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

ITEM 1A	RISK FACTORS

N/A

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

As of September 30, 2008, the Company did not own or lease any properties.

ITEM 3	LEGAL PROCEEDINGS

The Company is not a party to any pending or threatened legal proceedings nor does the Company know of any pending or threatened claims.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended September 30, 2008, there were no matters that were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise and no meeting of shareholders was held.

PART II

ITEM 5

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

Our common stock is quoted on OTC Bulletin Board, under the trading symbol “TBJK.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on July 11, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
January 1, 2007 – March 31, 2007	N/A	N/A
April 1, 2007 – June 30, 2007	N/A	N/A
July 1, 2007-September 30, 2007	$0.00	$0.00
October 1, 2007-December 31, 2007	$2.50	$2.00
January 1, 2008-March 31, 2008	$0.30	$0.30
April 1, 2008-June 30, 2008	$0.10	$0.30
July 1, 2008-September 30, 2008	$0.02	$0.04

“Penny Stock” Regulations

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Options and Warrants

At September 30, 2008, there were no outstanding options or warrants to purchase our common stock.

Notes Payable

At September 30, 2008, the Company did not have any loans and notes outstanding.

Status of Outstanding Common Stock

As of September 30, 2008, we had a total of 121,000,000 shares of our common stock outstanding. Of these shares, 100,000,000 are held by “affiliates” of the Company and the remaining shares are either registered or may be transferred subject to the requirements of Rule 144. We have not agreed to register any additional outstanding shares of our common stock under the Securities Act.

Holders

At September 30, 20008, we 121,000,000 shares of our common stock issued and outstanding held by 30 record holders.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Recent Sales of Unregistered Securities

On September 15, 2008, pursuant to a Subscription Agreement, Paragon agreed to purchase 300,000,000 newly issued shares of Common Stock from the Company for an aggregate amount of $281,625. As of the date of this filing, Paragon has paid $56,625 and been issued 75,500,000 newly issued shares of common Stock by the Company (the “First Tranche”). Pursuant to this Subscription Agreement Paragon has agreed to purchase the remaining 224,500,000 shares of common stock for an additional $225,000 (the “Second Tranche”), contingent upon the Company’s satisfaction of its obligations under the Stock Purchase Agreement.  Upon the consummation of the Second Tranche, Ted D. Campbell II, the current sole officer and director of the Company, will resign effectively immediately and the Company’s principal shareholder will elect Alan Donenfeld as the as the sole officer and director of the Company effective immediately. The use of funds from the foregoing sale was to pay outstanding liabilities of the Company.

The Company issued the foregoing shares pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) of Regulation D promulgated thereunder in light of the fact that it did not involve a public offering of securities.

Purchases of Equity Securities

The Company has never purchased nor does it own any equity securities of any other issuer.

ITEM 6	SELECTED FINANCIAL DATA

	For the Fiscal Year Ended
	9/30/2008	9/30/2007	9/30/2006
Revenues	$-	$-	$-
Net Income (Loss)	$(280,803)	$(64,085)	$(10,330)
Net Income (Loss) Per Share, Basic and Diluted	$-	$-	$-
Weighted Average No. Shares, Basic and Diluted	60,931,507	45,500,000	45,500,000
Stockholders’ Equity (Deficit)	$(225,568)	$(1,015)	$63,070
Total Assets	$115	$235	$63,070
Total Liabilities	$225,683	$1,250	$0

ITEM 7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Timberjack Sporting Supplies, Inc. ("TSS," the "Company,” “we,” “us” and similar terms) was incorporated in Nevada on September 8, 2005. The Company does not have any subsidiaries. TSS had a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement. On September 30, 2008, the Company discontinued its prior business and changed its business plan.

The Company's current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that the Company will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

Results of Operations

Liquidity and Capital Resources

As of September 30, 2008, we had limited cash of $115 and an accumulated deficit during the development stage (Inception to September 30, 2008) of $356,968. Our operating activities used $56,370 in cash for the fiscal year period ended September 30, 2008, while our operations used $62,835 cash in the fiscal year ended September 30, 2007. The decrease in uses of operating cash was primarily attributable to the cessation of the Company’s business operations. We received $0 in revenue during the fiscal year ended September 30, 2008. Due to the foregoing and our status as a shell company, our auditors have expressed their doubt as to the Company’s ability to continue as a going concern.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 15, 2008, pursuant to the Stock Purchase Agreement, Paragon purchased 24,500,000 shares of common stock for $18,375 from a shareholder of the Company. Additionally, on September 15, 2008, pursuant to a Subscription Agreement, Paragon agreed to purchase 300,000,000 newly issued shares of Common Stock from the Company for an aggregate amount of $281,625. As of the date of this filing, Paragon has paid $56,625 and been issued 75,500,000 newly issued shares of common Stock by the Company (the “First Tranche”). Pursuant to this Subscription Agreement Paragon has agreed to purchase the remaining 224,500,000 shares of common stock for an additional $225,000 (the “Second Tranche”), contingent upon the Company’s satisfaction of its obligations under the Stock Purchase Agreement.  Upon the consummation of the Second Tranche, Ted D. Campbell II, the current sole officer and director of the Company, will resign effectively immediately and the Company’s principal shareholder will elect Alan Donenfeld as the as the sole officer and director of the Company effective immediately.

Management believes that the Company will require a cash infusion of at least $50,000 for the next twelve months to fund its operations. Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required). There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, or any of them, will continue making loans or advances to us in the future. The new controlling shareholder, Paragon Capital LP will be responsible for these expenses.

At September 30, 2008, the Company had no loans and notes outstanding and a current account payable of $225,683 which shall be paid for from current subscriptions receivable.

Twelve Months Ended September 30, 2008 Compared to September 30, 2008

The following table summarizes the results of our operations during the fiscal years ended September 30, 2008 and 2007, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	9/30/2008 (Audited)	9/30/2007 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$ 0	$ 0	--	--
Operating Expenses	(280,803)	(64,085)	$ 216,718	438.17%
Net (Loss)	(280,803)	(64,085)	$ 216,718	438.17%
Loss Per Share of Common Stock	$ (0.00)	$ (0.00)	0	0.00%

At September 30, 2008, we had $115 cash on hand.  At September 30, 2007, we had $235 cash on hand.  This decrease was due to a lack of revenue producing operations and costs associated with the operation of the Company.

For the fiscal year ended September 30, 2008 and 2007, we had no revenues.

Our Total Current Liabilities increased to $225,683 at September 30, 2008 from $1,250 at September 30, 2007.  This increase in Total Current Liabilities was due to an increase in Account Payables.  The increase in Accounts Payable was due to contractual obligations incurred by the Company related to the winding up of its business operations.

Our Operating Expenses decreased to $280,803 for the fiscal year ended September 30, 2008 from $64,085 for the fiscal year ended September 30, 2007.  This increase in Operating Expenses was due to an increase in General and Administrative Expenses.  The increase in our General and Administrative Expenses were due to related to the winding up of its business operations.

We recorded a Net Loss of $280,803 for the fiscal year ended September 30, 2008 as compared with a Net Loss of $64,085 for the fiscal year ended August 30, 2007. The increase in Net Losses was due to related to the winding up of its business operations.

Total Stockholders’ Equity decreased to $225,568 at September 30, 2008 from $1,015 at September 30, 2007. This decrease in Total Stockholders’ Equity was due to expenses related to the winding up of its business operations.

Total Liabilities and Stockholders’ Equity decreased to $115 for the fiscal year ended September 30, 2008 from $235 for the fiscal year ended September 30, 2007.  This decrease was due to an increase in expenses related to the winding up of its business operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The nature of our business generally does not call for the preparation or use of estimates. Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

N/A

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Set forth below are the audited financial statements for the Company for the fiscal years ended September 30, 2008 and 2007 and the reports thereon of Moore & Associates, Chartered (Las Vegas, Nevada) – Accountants and Advisors, PCAOB Registered.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008 and 2007

C O N T E N T S

Independent Registered Public Accounting Firm

 F-3

Balance Sheets

 F-4

Statements of Operations

 F-5

Statements of Stockholders’ Equity

 F-6

Statements of Cash Flows

 F-7

Notes to the Financial Statements

 F-8

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Timberjack Sporting Supplies, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Timberjack Sporting Supplies, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2008 and September 30, 2007 and since inception on September 8, 2005 through September 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timberjack Sporting Supplies, Inc. (A Development Stage Company) as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2008 and September 30, 2007 and since inception on September 8, 2005 through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had no income and generated losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

November 3, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Balance Sheets

ASSETS
	September 30,	September 30,
	2008	2007
CURRENT ASSETS
Cash	$115	$235
Escrow account	-	-

Total Current Assets	115	235

TOTAL ASSETS	$115	$235

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$225,683	$1,250

Total Current Liabilities	225,683	1,250

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: $0.001 par value;
5,000,000 shares authorized, no
shares issued and outstanding	-	-
Common stock: $0.001 par value; 980,000,000 shares
authorized, 121,000,000 shares issued
and outstanding at September 30, 2008	121,000	45,500
Additional paid-in capital (deficit)	10,400	29,650
Deficit accumulated during the development stage	(356,968)	(76,165)

Total Stockholders' Equity (Deficit)	(225,568)	(1,015)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$115	$235

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statement of Operations

			From Inception
			on September 8,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2008	2007	2008

REVENUES	$-	$-	$-
COST OF SALES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

General and administrative	280,803	64,085	356,968

Total Operating Expenses	280,803	64,085	356,968

NET LOSS BEFORE INCOME TAXES	(280,803)	(64,085)	(356,968)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(280,803)	$(64,085)	$(356,968)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	48,602,740	45,500,000

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statements of Stockholders’ Equity (Deficit)

			Additional Paid-In	Deficit Accumulated During the	Total
	Common Stock		Capital	Development	Stockholders'
	Shares	Amount	(Deficit)	Stage	Equity

Balance, September 8, 2005	-	$-	$-	$-	$-

Common stock issued for
cash at $0.0003 per share	24,500,000	24,500	(17,000)	-	7,500

Net loss from inception
through September 30, 2005	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	24,500	(17,000)	(1,750)	5,750

Common stock issued for
cash at $0.0035 per share	21,000,000	21,000	54,000	-	75,000

Stock offering costs	-	-	(7,350)	-	(7,350)

Net loss for the year
ended September 30, 2006	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	45,500	29,650	(12,080)	63,070

Net loss for the year
ended September 30, 2007	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	45,500	29,650	(76,165)	(1,015)

Common stock issued for
cash at $0.00075 per share	75,500,000	75,500	(19,250)	-	56,250

Net loss for the year
ended September 30, 2008	-	-	-	(280,803)	(280,803)

Balance, September 30, 2008	121,000,000	$121,000	$10,400	$ $(356,968)	$(225,568)

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A Developmental Stage Company)

Statement of Cash Flows

			From Inception
			on September 8,
	For the Year Ended		2005 Through
	September 30,		September 30,
	2008	2007	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net (loss)	$(280,803)	$(64,085)	$(356,968)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
(Increase) decrease in accounts payable	224,433	1,250	225,683
Net Cash Used by Operating Activities	(56,370)	(62,835)	(131,285)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	-	-	(5,000)
Sale of investments	-	5,000	5,000

Net Cash Used by Investing Activities	-	5,000	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-	-
Payment of stock offering costs	-	-	(7,350)
Common stock issued for cash	56,250	-	138,750

Net Cash Used by Financing Activities	56,250	-	131,400

NET DECREASE IN CASH	(120)	(57,835)	115
CASH AT BEGINNING OF PERIOD	235	58,070	-
CASH AT END OF PERIOD	$115	$235	$115

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

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

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

Note 1 – Nature of Organization (Continued)

h.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company has incurred no advertising expense since its inception.

i.

Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000.  At September 30, 2008, the Company’s bank deposits did not exceed the insured amounts.

j.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended September 30, 2008	For the Year Ended September 30, 2007
Loss (numerator)	$ (280,803)	$ (64,085)
Shares (denominator)	48,602,740	45,500,000.
Per share amount	$ (0.01)	$ (0.00)

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

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

Note 1 – Nature of Organization (Continued)

k.

Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income for the years ended September 30, 2008 and 2007 due to the following:

	2008	2007
Deferred tax assets	$ 109,513.	$ 24,993
NOL Carryover	-.	-.
Valuation allowance	(109,513)	(24,993)
Net deferred tax assets	$ -.	$ -.

Net deferred tax assets consist of the following components as of September 30, 2008 and 2007:

	2008	2007
Deferred tax assets	$ 139,218.	$ 29,705
NOL Carryover	-.	-.
Valuation allowance	(139,218)	(29,705)
Net deferred tax assets	$ -.	$ -.

At September 30, 2008, the Company had net operating loss carryforwards of approximately $356,968 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the September 30, 2008, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

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

On September 15, 2008, the Company completed an offering of 75,500,000 shares of its common stock in a private placement at $0.00075 per share. The Company received $56,250 on September 15, 2008.

Note 4 - New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

Note 4 - New Accounting Pronouncements (Continued)

companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

Note 4 - New Accounting Pronouncements (Continued)

those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.

(A DEVELOPMENTAL STAGE COMPANY0

Notes to Financial Statements

September 30, 2008 and 2007

Note 4 - New Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 5 – Subsequent Events

During the year ended September 30, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis. The accompanying financial statements reflect the forward stock split on a retroactive basis.

On September 15, 2008, pursuant to the Stock Purchase Agreement, Paragon purchased 24,500,000 shares of common stock for $18,375 from a shareholder of the Company. Additionally, on September 15, 2008, pursuant to a Subscription Agreement, Paragon agreed to purchase 300,000,000 newly issued shares of Common Stock from the Company for an aggregate amount of $281,625. As of the date of this filing, Paragon has paid $56,625 and been issued 75,500,000 newly issued shares of common Stock by the Company (the “First Tranche”). Pursuant to this Subscription Agreement Paragon has agreed to purchase the remaining 224,500,000 shares of common stock for an additional $225,000 (the “Second Tranche”), contingent upon the Company’s satisfaction of its obligations under the Stock Purchase Agreement.  Upon the consummation of the Second Tranche, Ted D. Campbell II, the current sole officer and director of the Company, will resign effectively immediately and the Company’s principal shareholder will elect Alan Donenfeld as the as the sole officer and director of the Company effective immediately.

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has no changes in or disagreements with accountants. Additionally, there have been no changes in our accounting or financial disclosures.

ITEM 9A(T)

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Auditors’ Report

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

ITEM 9B

OTHER INFORMATION

.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

NAME	AGE	POSITION	DATES SERVED

Ted D. Campbell II	42	President, Treasurer, Secretary and Director	August 2008 to Present

BIOGRAPHICAL INFORMATION ON THE BOARD OF DIRECTORS

Ted D. Campbell, II – President, Secretary, Treasurer and Director: Since 2006, Mr. Campbell has been the President of Public Company Compliance, Inc., a regulatory compliance consulting firm. He was also President and CEO of Campbell Mello Associates, Inc. from 1996-1999 and he was also a former Nevada State Securities Examiner (1995-1996). Mr. Campbell also worked as a securities legal intern at the Oklahoma Department of Securities from 1989-1994. For the past twelve years, he has been working as a private corporate securities consultant in Las Vegas, Nevada.

Mr. Campbell graduated from the University of Oklahoma in 1993 with a Juris Doctorate and a Masters in Business Administration and from Texas A&M University in 1989 with a B.B.A. in Corporate Finance (Graduated with Distinguished Student Status). He was a member of Phi Alpha Delta legal fraternity and was a staff member of the American Indian Law Review at the University of Oklahoma, School of Law.

Mr. Campbell devotes less than 5% of his business time to the affairs of the Company. The time Mr. Campbell spends on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company. Mr. Campbell has not been convicted in a criminal proceeding (excluding traffic violations or similar misdemeanors), has not been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the designee from future violations of, or prohibiting activities subject to, federal or state securities laws, has not been an officer or director of any company that has filed a Chapter 11 proceeding within the past 5 years and has not been subject to a finding of any violation of federal or state securities laws.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our entire board of directors, which currently consists of Mr. Campbell, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

Nominating and Corporate Governance Committee

We do not currently have a nominating or corporate governance committee. Our entire board of directors, which currently consists of Mr. Campbell, handles the functions that would otherwise be handled by such committee. As our business expands and as we appoint others to our board of directors we expect that we will seek persons to serve on such committee.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Independent Directors

Mr. Campbell is our sole director.  Mr. Campbell is not an independent director.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions are subject. Currently, Mr. Campbell is our only officer and our sole director, therefore, he is the only person subject to the Code of Ethics. If we retain additional officers in the future to act as our principal financial officer, principal accounting officer, controller or persons serving similar functions, they would become subject to the Code of Ethics. The Code of Ethics does not indicate the consequences of a breach of the code. If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code. Currently, since Mr. Campbell serves as the sole director and sole officer, he is responsible for reviewing his own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own 10% or more of a registered class of the Company's equity securities to file reports of their ownership thereof and changes in that ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all such reports they file.

Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended September 30, 2008, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out-of-pocket expenses incurred by them for attending  Board of Directors meetings.  During the fiscal year ended September 30, 2008, the Company did not reimburse Mr. Campbell, our sole director, for any expenses incurred.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

ITEM 11

EXECUTIVE COMPENSATION

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Ted D. Campbell II, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Campbell may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of September 30, 2008 of: (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock (1)

Ted D. Campbell II 6955 North Durango Drive Suite 1115-381 Las Vegas, Nevada 89149	348,400(2)	Represents less than 1%

Paragon Capital LP 110 East 59th, 29th Floor New York, NY 10022	100,000,000(3)	82.64%

All Officers and Directors as a Group (1 Person)_	348,400	Represents less than 1%

NOTE

(1)

Based on 121,000,000 shares of Common Stock issued and outstanding as of the date of filing this Form 10-K.

(2)

Includes 50,000 shares held by Black Watch Partners, LLC located at 6955 North Durango Drive, Suite 1115-381, Las Vegas, Nevada 89149 of which Ted D. Campbell II is the sole beneficial owner and manager of Black Watch Partners, LLC, and a Nevada Limited Liability Company.

(3)

Alan P. Donenfeld is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon Capital LP.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the fiscal year ended September 30, 2008, there were no transactions considered to be a related party transaction.

Director Independence

As of September 30, 2008, Ted D. Campbell II was the sole director of the Company. Mr. Campbell is not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board under the ticker symbol, “TBJK.” The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 14

PRINCIPAL ACCOUNTING FEES AND SERVICE

Audit Fees

During the fiscal year ended September 30, 2008, the Company expended $9,625 in fees for the preparation of the quarterly reviewed financial statements and the annual audited financial statement.

During the fiscal year ended September 30, 2007, the Company expended $4,650 in fees for the preparation of the quarterly reviewed and the annual audited financial statement.

Audit Related Fees

During the fiscal year ended September 30, 2008, the Company expended $1,800 in fees for GAAP book keeping preparation.

During the fiscal year ended September 30, 2007, the Company expended $2,000 in fees for GAAP book keeping preparation.

Tax Fees

During the fiscal year ended September 30, 2008, the Company expended $500 for the preparation of the 2008 annual IRS tax returns.

During the fiscal year ended September 30, 2007, the Company expended $500 for the preparation of the 2007 annual tax returns.

All Other Fees

 During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

Audit Committee Policies

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC.

For the fiscal year ended September 30, 2008, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.

FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

·	Report of Moore & Associates, Chartered, Independent Registered Certified Public Accounting Firm

·	Balance Sheets as of September 30, 2008 and 2007

·	Statements of Operations for the years ended September 30, 2008 and 2007 and the period from September 8, 2005 (inception) to September 30, 2008

·	Statements of Changes in Stockholders’ Equity for the years ended September 30, 2008 and 2007 and the period from September 8, 2005 (inception) to September 30, 2008

·	Statements of Cash Flows for the years ended September 30 2008 and 2007 and the period from September 8, 200 (inception) to September 30, 2008

·	Notes to Financial Statements

2.

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.

EXHIBITS

INDEX OF EXHIBITS

Exhibit No.:	Description:

2.2	Subscription Agreement dated as of September 15, 2008 between Paragon Capital LP and Timberjack Sporting Supplies, Inc. (2)

3.1(i)	Articles of Incorporation file on September 8, 2005 (1)

3.1(ii)	Bylaws adopted on September 17, 2005 (1)

31.1	Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

32.1	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer

(1)

Filed as an exhibit to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 14, 2006 and incorporated by reference herein.

(2)

Filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2008 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberjack Sporting Supplies, Inc.
(Exact name of small business issuer as specified in its charter)
Dated: November 12, 2008	By:	/s/ Ted D. Campbell II

Ted D. Campbell II President Chief Executive Officer Chief Financial Officer Chief Accounting Officer Sole Director (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ted D. Campbell II Ted D. Campbell II	President Chief Executive Officer Chief Financial Officer Chief Accounting Officer Sole Director (Principal Executive Officer) (Principal Financial and Accounting Officer)	November 12, 2008