Form 10-Q
period 2008-12-31
Timberjack Sporting Supplies, Inc.
filed 2009-02-23
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSN
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008 or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________________ to _________________

TIMBERJACK SPORTING SUPPLIES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-52352	20-3336507
(State or jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

c/o Paragon Capital LP
110 East 59th Street, 29th Floor
New York, NY 10022

(Address of principal executive offices)

 (212) 593-1600

(Registrant’s telephone number)

N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [X] Yes [  ] No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of February 23, 2009, there were 429,000,000 shares of common stock, par value $0.001 per share, of the Issuer issued and outstanding.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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
 Moore & Associates, Chartered
Las Vegas, Nevada
February 11, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

TIMBERJACK SPORTING SUPPLIES, INC.

A DEVELOPMENT STAGE COMPANY

BALANCE SHEETS

	December 31, 2008	September 30, 2008
	(Unaudited)	(Audited)
Assets
Cash	$2,000	115
Prepaid expenses	-	-

Total assets	2,000	115

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	5,250	225,683

Total liabilities	5,250	225,683

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 5,000,000 shares, no issued and outstanding	-	-
Common stock, $.001 par value, authorized 980,000,000 shares: 429,000,000 shares issued and outstanding as of December 31, 2008 and 121,000,000 shares issued and outstanding as of September 30, 2008	429,000	121,000
Additional paid-in capital	(64,600)	10,400
Deficit accumulated during the development stage	(367,650)	(356,968)

Total stockholder's equity (deficit)	(3,250)	(225,568)

Total liabilities and stockholder's equity (deficit)	$2,000	115

As of December 31,2008; the financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the period September 8, 2005 (Inception) to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Netsales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-
Consulting services	6,000	-	6,000
Legal and professional fees	5,000	-	285,683
General and administrative expenses	(318)	530	75,967
Total expenses	10,682	530	367,650

Income (loss) from operations	(10,682)	(530)	(367,650)

Provision for income taxes	-	-	-

Net loss	$(10,682)	$(530)	$(367,650)

Weighted average number of common shares outstanding (basic and fully diluted)	188,266,947	45,500,000	46,455,571

Basic and diluted (loss) per common share	$(0.00006)	$(0.00001)	$(0.008)

For the three months ended December 31,2008: the interim financial information presented herein has been provided by management without audit by independent certified public accountants.

For the three months ended December 31,2007 and for the period September 8,2005 (Inception) to December 31, 2007: see accountants' review report.

The accompanying notes should be read in conjunction with the financial statements.

TIMBERJACK SPORTING SUPPLIES, INC. A DEVELOPMENT STAGE COMPANY STATEMENTS OF CASH FLOWS

	For the three months ended December 31, 2008	For the three months ended December 31, 2007	For the period September 8, 2005 (Inception) to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(10,682)	$(530)	$(367,650)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-
Increase (decrease) in accounts payable	(220,433)	(1,571)	5,250

Net cash (used in) operating activities	(231,115)	(601)	(362,400)

Cash flows from financing activities
Proceeds from issuance of common stock	308,000	-	429,000
Proceeds from additional capital contributions	(75,000)	821	(64,600)

Net cash provided by financing activities	233,000	821	364,400

Net increase in cash and cash equivalents	1,885	220	2,000

Cash - beginning of period	115	-	-

Cash - end of period	$2,000	$220 $	$2,000

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

For the three months ended December 31, 2008: the interim financial information presented herein has been provided by management without audit by independent certified public accountants.

For the three months ended December 31, 2007 and for the period September 8, 2005 (Inception) to December 31, 2007: see accountants' review report.

The accompanying notes should be read in conjunction with the financial statements.

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1.  DEVELOPMENT STAGE COMPANY

Timberjack Sporting Supplies, Inc. (“the Company”) was incorporated in the state of Nevada on September 8, 2005.  The Company had a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement. During August 2008, the Company discontinued its prior business and amended its business plan.

As of December 31, 2008, the Company is a shell company. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles in the United States. Significant accounting policies are as follows:

a.
Use of Estimates - The preparation of the statement of financial condition in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

d.
Loss per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period. The Company does not have any potentially dilutive instruments.

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents and accrued expenses approximates fair value due to their short term nature.

NOTE 3. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock. The Preferred Stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4.                      STOCK FOR SERVICES

During the three month period ended December 31, 2008, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000.  This amount was charged to consulting services.

During the three month period ended December 31, 2007, the Company did not issue any stock for services.

NOTE 5. COMMON STOCK

As of December 31, 2008, the Company is authorized to issue 980,000,000 (post-split) shares of common stock.

On September 8, 2005, the Company issued 24,500,000 shares (post-split) for total consideration of $7,500.

During the year ended September 30, 2006, the Company issued 21,000,000 shares (post-split) for total consideration of $67,650 net of $7,350 in offering costs.

During the year ended September 30, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis.

On September 15, 2008, the Company completed an offering of 75,500,000 shares of its common stock in a private placement at $0.00075 per share for total consideration of $56,625.

On November 19, 2008, the Company completed an offering of 300,000,000 shares of its common stock in a private placement at $0.00075 per share for total consideration of $225,000.

Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 6                        INCOME TAXES

The Company has approximately $143,384 in gross deferred tax assets at December 31, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period September 8, 2005 (inception) to December 31, 2008. At December 31, 2008, the Company has federal net operating loss carry forwards of approximately $367,650 available to offset future taxable income through 2026, subject to the change in control provisions under the Internal Revenue Code.

For the period September 8, 2005 (inception) to December 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

NOTE 7. GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

Overview

Timberjack Sporting Supplies, Inc. ("TSS," the "Company,” “we,” “us” and similar terms) was incorporated in Nevada on September 8, 2005. The Company does not have any subsidiaries. TSS had a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement. As of September 30, 2008, the Company discontinued its prior business and changed its business plan. The Company is a “shell company.”

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

Results of Operations

Liquidity and Capital Resources

As of December 31, 2008, we had limited cash of $2,000 and an accumulated deficit during the development stage (Inception to December 31, 2008) of ($367,650). Our cash flows from operating activities was $(231,115) for the quarter ended December 31, 2008, compared to ($601) in the quarter ended December 31, 2007. The decrease in cash from operation activities was attributable to the cessation of the Company’s business operations in August 2008. We had no revenues or operations since the cessation of our business.  Due to our status as a shell company, in their audit report for our fiscal year ended September 30, 2008, our auditors have expressed their doubt as to our ability to continue as a going concern.

As of December 31, 2008, the Company is a shell company. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

On September 15, 2008, Paragon Capital LP purchased 75,500,000 shares of common stock from the Company for an aggregate amount of $56,625 ($0.00075 per share) pursuant a Stock Subscription Agreement, dated September 15, 2008 (the “Stock Subscription Agreement) with the Company.  Alan P. Donenfeld, the Company’s Chief Executive Officer, President and Chairman of the Company,  is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon Capital LP, and is deemed to be the beneficial owners of these shares.

On September 15, 2008, pursuant to the Purchase Agreement, with a stockholder of the Company, Paragon Capital LP purchased 24,500,000 shares of common stock for $18,375 ($0.00075 per share) from a shareholder of the Company.

On November 19, 2008, pursuant to the Subscription Agreement with the Company, Paragon purchased an additional 300,000,000 shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of common stock of Timberjack and representing 93.2% of the issued and outstanding common stock of Timberjack (the “Second Tranche”).

We used the net proceeds from our sales of common stock to Paragon to fund operations. Upon the consummation of Second Tranche, Ted D. Campbell II, the then sole officer and director of Timberjack, resigned effectively immediately, and Alan P. Donenfeld was appointed as the President, Chief Executive Officer and the sole director of Timberjack, effective immediately.

The Company does not currently have enough cash on hand to fund its operations for the next twelve months. Management believes that the Company will require a cash infusion in the next twelve months to fund its operations. Historically, we have depended on loans from our principal shareholders and their affiliated companies (to provide us with working capital as required) and private and equity financings. There is no guarantee that such sources of capital will be available when required or on favorable terms. The new controlling shareholder, Paragon Capital LP, will be responsible for these expenses.

At December 31, 2008, the Company had no loans and notes.  At December 31, 2008, the Company had $5,250 in accounts payable consisting of unpaid professional and legal fees.

Three Months Ended December 31, 2008 Compared to December 31, 2007

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Three Months Ended
	December 31, 2008	December 31, 2007
Net Cash (Used in) Operating Activities	$(231,115)	$(601)

Net Cash Provided by Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$233,000	$821

Effect of Rate Change on Cash	$1,885	$220

Net Increase in Cash and Cash Equivalents	$1,885	$220

Cash, Beginning of Period	$115	$0

Cash, End of Period	$2,000	$200

For the quarter ended December 31, 2008 and 2007, we had no revenues.

Our Total Assets increased to $2,000 at December 31, 2008 from $115 at September 30, 2008.  This increase was due to an in increase in cash on hand from a capital contribution by Paragon Capital LP in December 2008.

Our Total Liabilities decreased to 5,250 at December 31, 2008 from $225,683 at September 30, 2008.  This decrease was due to a decrease in Accounts Payable.  The decrease in Accounts Payable was due to the fact that at the December 31, 2008, the Company was not an operating company.  In August 2008, the Company discontinued its prior business and amended its business plan to pursue a business combination through acquisition, or merger with, an existing company.  The Company became a “shell company” upon the cessation of its operations in August 2008.

Our Operating Expenses increased to $10,682 for the quarter ended December 31, 2008 from $530 for the quarter ended December 31, 2007.  This increase in Operating Expenses was due to an increase in consulting services in connection with the Company’s pursuit of an acquisition company.

General and Administrative Expenses decreased to $(318) for the three months ended December 31, 2008 from $530 for the three months ended December 31, 2008.  The decrease in our General and Administrative Expenses were due adjustments as of December 31, 2008.

We recorded a Net Loss of $10,682 for the quarter ended December 31, 2008, as compared with a Net Loss of $530 for the quarter ended December 31, 2007. The increase in Net Loss was due to the Company incurring legal and professional fees in connection with change in control as a result of the transactions in September and November 2008.

Total Stockholders’ Equity (Deficit) was reduced to $(3,250) at December 31, 2008 from ($225,568) at September 30, 2008. This increase in Total Stockholders’ Equity was due to the sale of common stock of the Company in September 2008 and November 2008.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of as of December 31, 2008. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

During the quarter ended December 31, 2008, there were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to nor are we threatened with or have any knowledge of any claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

23.1	Consent of Moore & Associates, Chartered, dated February 23, 2009
31.1
Certification by the Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1
Certification by the Principal Executive Officer and Principal Financial and Accounting Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: February 23, 2009
TIMBERJACK SPORTING SUPPLIES, INC.
/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)