Form 10-Q
period 2009-03-31
Timberjack Sporting Supplies, Inc.
filed 2009-05-19
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 000-52352

TIMBERJACK SPORTING SUPPLIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-3336507
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Paragon Capital LP 110 East 59th Street, 29th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 593-1600

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of May 19, 2009, there were 429,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Timberjack Sporting Supplies, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Timberjack Sporting Supplies, Inc. as of March 31, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month periods ended March 31, 2008 and from inception September 8, 2005 through March 31, 2008. These interim financial statements are the responsibility of the Corporation’s management.

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
May 15, 2009

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)	(Audited)
Assets
Cash	$5,311	$115
Prepaid expenses	3,000	-

Total assets	8,311	115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	4,250	225,683

Total liabilities	4,250	225,683

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value,
authorized 980,000,000 shares: 429,000,000 shares issued
and outstanding as of March 31, 2009 and 121,000,000
shares issued and outstanding as of September 30, 2008	429,000	121,000
Additional paid-in capital	(54,600)	10,400
Deficit accumulated during the development stage	(370,339)	(356,968)

Total stockholder's equity (deficit)	4,061	(225,568)

Total liabilities and stockholders’ equity (deficit)	$8,311	$115

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
					September 8, 2005
	For the three months ended		For the six months ended		(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Consulting services	-	-	6,000	-	6,000
Legal and professional fees	2,500	-	7,500	-	288,183
General and administrative expenses	189	1,458	(129)	1,988	76,156
Total expenses	2,689	1,458	13,371	1,988	370,339

Income (loss) from operations	(2,689)	(1,458)	(13,371)	(1,988)	(370,339)

Provision for income taxes	-	-	-	-	-

Net loss	$(2,689)	$(1,458)	$(13,371)	$(1,988)	$(370,339)

Weighted average number of
common shares outstanding
(basic and fully diluted)	429,000,000	45,500,000	285,075,422	45,500,000	51,382,753

Basic and diluted (loss) per common share	$(0.00001)	$(0.00003)	$(0.00005)	$(0.00004)	$(0.00721)

For the three and six months ended March 31, 2009: the interim financial information presented herein is provided by management without audit by independent certified public accountants.

For the three and six months ended March 31, 2008 and for the period September 8, 2005 (Inception)
to March 31, 2008: see accountants' review report.

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
			September 8, 2005
	For the six months ended		(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(13,371)	$(1,988)	$(370,339)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	6,000	-	6,000
(Increase) decrease in prepaid expenses	(3,000)	-	(3,000)
Increase (decrease) in accounts payable	(221,433)	1,928	4,250

Net cash (used in) operating activities	(231,804)	(60)	(363,089)

Cash flows from investing activities
Purchase of investments	-	-	(5,000)
Sale of investments	-	-	5,000

Net cash used in investing activities	-	-	-

Cash flows from financing activities

Proceeds from issuance of common stock	225,000	-	356,400
Proceeds from additional capital contributions	12,000	-	12,000

Net cash provided by financing activities	237,000	-	368,400

Net increase in cash and cash equivalents	5,196	(60)	5,311

Cash - beginning of period	115	235	-

Cash - end of period	$5,311	$175	$5,311

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

For the six months ended March 31, 2009; the interim financial information presented herein is provided by management without audit by independent certified public accountants

For the six months ended March 31, 2009 and for the period September 8, 2005 (inception)
to March 31, 2008: see accountants' review report.

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

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

As of March 31, 2009, the Company is a shell company. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

NOTE 4. STOCK FOR SERVICES

During the six month period ended March 31, 2009, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to consulting services.

During the six month period ended March 31, 2008, the Company did not issue any stock for services.

NOTE 5. COMMON STOCK

As of March 31, 2009, the Company is authorized to issue 980,000,000 (post-split) shares of common stock.

On September 8, 2005, the Company issued 24,500,000 shares (post-split) for total consideration of $7,500.

During the year ended September 30, 2006, the Company issued 21,000,000 shares (post-split) for total consideration of $67,650 net of $7,350 in offering costs.

During the year ended September 30, 2007, the Company’s common stock was forward split on a 14 shares for 1 share basis.

On September 15, 2008, the Company completed an offering of 75,500,000 shares of its common stock in a private placement at $0.00075 per share for total consideration of $56,250.

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

NOTE 6 INCOME TAXES

As of March 31, 2009, the Company has approximately $5,348 in gross deferred tax assets, resulting from net operating loss carry forwards. This amount has been significantly reduced from $139,218 due the change in control of the Company during the six months ended March 31, 2009.

A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period September 8, 2005 (inception) to March 31, 2009. At March 31, 2009, the Company has federal net operating loss carry forwards of approximately $13,371 available to offset future taxable income through 2029, subject to the change in control provisions under the Internal Revenue Code.

For the period September 8, 2005 (inception) to March 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Results of Operations

Liquidity and Capital Resources

As of March 31, 2009, we had limited cash of $5,311 and an accumulated deficit during the development stage (Inception to March 31, 2009) of ($370,339). Our cash flows from operating activities was $(231,804) for the six months ended March 31, 2009, compared to ($60) in the six months ended March 31, 2008. The decrease in cash from operation activities was attributable to the cessation of the Company’s business operations in August 2008. We had no revenues or operations since the cessation of our business. Due to our status as a shell company, in their audit report for our fiscal year ended September 30, 2008, our auditors have expressed their doubt as to our ability to continue as a going concern.

As of March 31, 2009, the Company is a shell company. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

On September 15, 2008, Paragon Capital, LP purchased 75,500,000 shares of common stock from the Company for an aggregate amount of $56,625 ($0.00075 per share) pursuant a Stock Subscription Agreement, dated September 15, 2008 (the “Stock Subscription Agreement) with the Company. Alan P. Donenfeld, the Company’s Chief Executive Officer, President and Chairman of the Company, is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon Capital LP, and is deemed to be the beneficial owners of these shares.

On September 15, 2008, pursuant to the Purchase Agreement, with a stockholder of the Company, Paragon Capital Advisors purchased 24,500,000 shares of common stock for $18,375 ($0.00075 per share) from a shareholder of the Company.

On November 19, 2008, pursuant to the Subscription Agreement with the Company, Paragon purchased an additional 300,000,000 shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of common stock of Timberland and representing 93.2% of the issued and outstanding common stock of Timberjack (the “Second Tranche”).

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

At March 31, 2009, the Company had no loans and notes. At March 31, 2009, the Company had $4,250 in accounts payable consisting of unpaid professional and legal fees.

Six Months Ended March 31, 2009 Compared to March 31, 2008

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended
	March 31, 2009	March 31, 2008
Net Cash (Used in) Operating Activities	$(231,804)	$(60)

Net Cash Provided by Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$237,000	$--

Effect of Rate Change on Cash	$5,196	$(60)

Net Increase in Cash and Cash Equivalents	$5,196	$(60)

Cash, Beginning of Period	$115	$235

Cash, End of Period	$5,311	$175

For the quarterly period ended March 31, 2009 and 2008, we had no revenues.

Our Total Assets increased to $5,311 at March 31, 2009 from $115 at September 30, 2008. This increase was due to a capital contribution of $10,000 from Paragon Capital LP in February 2009.

Our Total Liabilities decreased to $4,250 at March 31, 2009 from $225,683 at September 30, 2008. This decrease was due to a decrease in Accounts Payable. The decrease in Accounts Payable was due to the fact that at the March 31, 2009, the Company had paid legal and other payables. In August 2008, the Company discontinued its prior business and amended its business plan to pursue a business combination through acquisition, or merger with, an existing company. The Company became a “shell company” upon the cessation of its operations in August 2008.

Our Operating Expenses increased to $2,689 for the quarter ended March 31, 2009 from $1,458for the quarter ended March 31, 2008. This increase in Operating Expenses was due to an increase in legal and professional fees in connection with the Company’s pursuit of an acquisition company.

General and Administrative Expenses decreased to $189 for the three months ended March 31, 2009 from $1,458 for the three months ended March 31, 2008. The decrease in our General and Administrative Expenses were due to a reduction of operating activities as of March 31, 2009.

We recorded a Net Loss of $2,689 for the quarter ended March 31, 2009, as compared with a Net Loss of $1,458 for the quarter ended March 31, 2008. The increase in Net Loss was due to the Company incurring legal and professional fees in connection with change in control as a result of the transactions in September and November 2008.

Total Stockholders’ Equity (Deficit) increased to $4,061 at March 31, 2009 from ($225,568) at September 30, 2008. This increase in Total Stockholders’ Equity was due to the sale of common stock of the Company in September 2008 and November 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description

23.1	Consent of Moore & Associates, Chartered, dated May 15, 2009

31.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Timberjack Sporting Supplies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Timberjack Sporting Supplies, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TIMBERJACK SPORTING SUPPLIES, INC.

Dated: May 19, 2009	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)