Form 10-Q
period 2009-06-30
Timberjack Sporting Supplies, Inc.
filed 2009-08-07
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ___

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 7, 2009, there were 429,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Timberjack Sporting Supplies, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Timberjack Sporting Supplies, Inc. as of June 30, 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and nine-month periods ended June 30, 2008 and from inception September 8, 2005 through June 30, 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
August 14, 2008

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

ASSETS
	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Current assets
Cash	$2,298	$115
Prepaid expenses	2,000	-

Total current assets	4,298	115

Total assets	$4,298	$115

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,000	$225,683

Total liabilities	2,000	225,683

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value,
authorized 980,000,000 shares: 429,000,000 shares issued
and outstanding as of June 30, 2009 and 121,000,000
shares issued and outstanding as of September 30, 2008	429,000	121,000
Additional paid-in capital	(54,600)	10,400
Deficit accumulated during the development stage	(372,102)	(356,968)

Total stockholder's equity (deficit)	2,298	(225,568)

Total liabilities and stockholder's equity (deficit)	$4,298	$115

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
					September 8, 2005
	For the three months ended		For the nine months ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Consulting services	-	-	6,000	-	6,000
Legal and professional fees	-	-	7,500	-	288,183
General and administrative expenses	1,763	1,480	1,634	3,468	77,919
Total expenses	1,763	1,480	15,134	3,468	372,102

Income (loss) from operations	(1,763)	(1,480)	(15,134)	(3,468)	(372,102)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,763)	$(1,480)	$(15,134)	$(3,468)	$(372,102)

Weighted average number of
common shares outstanding
(basic and fully diluted)	429,000,000	45,500,000	283,885,258	45,500,000	56,509,104

Basic and diluted (loss)
per common share	$(0.00000)	$(0.00003)	$(0.00005)	$(0.00008)	$(0.00658)

For the three and nine months ended June 30, 2009;
the financial information presented herein has been prepared by management without audit by independent certified public accountants.

For the three and nine months ended June 30, 2008 and for the period September 8, 2005 (Inception) to June 30, 2008;
See Accountants' Review Report.

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
			September 8, 2005
	For the nine months ended		(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(15,134)	$(3,468)	$(372,102)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	6,000	-	6,000
(Increase) decrease in prepaid expenses	(2,000)	-	(2,000)
Increase (decrease) in accounts payable	(223,683)	3,378	2,000

Net cash (used in) operating activities	(234,817)	(90)	(366,102)

Cash flows from investing activities
Purchase of investments	-	-	(5,000)
Sale of investments	-	-	5,000
Net cash provided by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	225,000	-	356,400
Proceeds from additional capital contributions	12,000	-	12,000
Net cash provided by financing activities	237,000	-	368,400

Net increase in cash and cash equivalents	2,183	(90)	2,298

Cash - beginning of period	115	235	-

Cash - end of period	$2,298	$145	$2,298

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

For the three and nine months ended June 30, 2009;
the financial information presented herein has been prepared by management without audit by independent certified public accountants.

For the three and nine months ended June 30, 2008 and for the period September 8, 2005 (Inception) to June 30, 2008;
See Accountants' Review Report.

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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

As of April 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

NOTE 3.     PREFERRED STOCK

As of June 30, 2009, the Company is authorized to issue 5,000,000 shares of preferred stock. The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4.     STOCK FOR SERVICES

For the nine months ended June 30, 2009

On December 1, 2008, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to consulting services.

For the nine months ended June 30, 2008

During the nine month period ended June 30, 2008, the Company did not issue any stock for services.

NOTE 5.     COMMON STOCK

As of June 30, 2009, the Company is authorized to issue 980,000,000 (post-split) shares of common stock.

As of June 30, 2009 and September 30, 2008 the Company had 429,000,000 and 121,000,000 of common shares outstanding, respectively.

For the nine months ended June 30, 2009

During the nine month period ended June 30, 2009, the Company issued 308,000,000 common shares as follows:

On November 19, 2008, the Company completed an offering of 300,000,000 shares of its common stock in a private placement at $0.00075 per share for total consideration of $225,000.

On December 1, 2008, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to consulting services in the accompanying financial statements.

For the nine months ended June 30, 2008

During the nine month period ended June 30, 2008, the Company did not issue any common shares.

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

NOTE 6.     CHANGE IN CONTROL

On September 15, 2008 (the "Effective Date"), pursuant to the terms of a Stock Purchase Agreement dated September 15,  2008, Paragon Capital LP purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash. The total of 24,500,000 shares represents 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition, Paragon Capital LP invested $56,625 and received 75,500,000 newly issued shares of common stock of the Company.  Paragon Capital LP used its personal funds to purchase the shares of the Company. Alan P. Donenfeld is the Managing Member of Paragon Capital Advisors LLC, which is the General Partner of Paragon Capital LP.

NOTE 7.     INCOME TAXES

As of June 30, 2009, the Company has approximately $5,902 in gross deferred tax assets, resulting from net operating loss carry forwards. This amount has been significantly reduced from $139,218 due the change in control of the Company during the nine months ended June 30, 2009.

A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period September 8, 2005 (inception) to June 30, 2009.  As of June 30, 2009, the Company has federal net operating loss carry forwards of approximately $15,134 available to offset future taxable income through 2029, subject to the change in control provisions under the Internal Revenue Code.

For the period September 8, 2005 (inception) to June 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Results of Operations

Liquidity and Capital Resources

As of June 30, 2009, we had limited cash of $2,298 and an accumulated deficit during the development stage (Inception to June 30, 2009) of ($372,102). Our cash flows from operating activities was $(234,817) for the nine months ended June 30, 2009, compared to ($90) for the nine months ended June 30, 2008. The decrease in cash from operation activities was attributable to the cessation of the Company’s business operations in August 2008. We had no revenues or operations since the cessation of our business. Due to our status as a shell company, in their audit report for our fiscal year ended September 30, 2008, our auditors have expressed their doubt as to our ability to continue as a going concern.

As of June 30, 2009, the Company is a shell company. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

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

At June 30, 2009, the Company had no loans and notes. At June 30, 2009, the Company had $2,000 in accounts payable consisting of unpaid professional and legal fees.

Nine months Ended June 30, 2009 Compared to June 30, 2008

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine months Ended
	June 30, 2009	June 30, 2008
Net Cash (Used in) Operating Activities	$(234,817)	$(90)

Net Cash Provided by Investing Activities	$0	$0

Net Cash Provided by Financing Activities	$237,000	$--

Effect of Rate Change on Cash	$2,183	$(90)

Net Increase in Cash and Cash Equivalents	$2,183	$(90)

Cash, Beginning of Period	$115	$235

Cash, End of Period	$2,298	$145

For the quarterly period ended June 30, 2009 and 2008, we had no revenues.

Our Total Assets increased to $4,298 at June 30, 2009 from $115 at September 30, 2008. This increase was due to a capital contribution of $10,000 from Paragon Capital LP in February 2009.

Our Total Liabilities decreased to $2,000 at June 30, 2009 from $225,683 at September 30, 2008. This decrease was due to a decrease in Accounts Payable. The decrease in Accounts Payable was due to the fact that at June 30, 2009, the Company had paid legal and other payables. In August 2008, the Company discontinued its prior business and amended its business plan to pursue a business combination through acquisition, or merger with, an existing company. The Company became a “shell company” upon the cessation of its operations in August 2008.

Our Operating Expenses increased to $1,763 for the quarter ended June 30, 2009 from $1,480 for the quarter ended June 30, 2008. This increase in Operating Expenses was due to an increase in legal and professional fees in connection with the Company’s pursuit of an acquisition company.

General and Administrative Expenses increased to $1,763 for the three months ended June 30, 2009 from $1,480 for the three months ended June 30, 2008. The increases in our General and Administrative Expenses was due to the Company incurring legal and professional fees in connection with change in control as a result of the transactions in September and November 2008.

We recorded a Net Loss of $1,763 for the quarter ended June 30, 2009, as compared with a Net Loss of $1,480 for the quarter ended June 30, 2008. The increase in Net Loss was due to the Company incurring legal and professional fees in connection with change in control as a result of the transactions in September and November 2008.

Total Stockholders’ Equity (Deficit) increased to $2,298 at June 30, 2009 from ($225,568) at September 30, 2008. This increase in Total Stockholders’ Equity was due to the sale of common stock of the Company in September 2008 and November 2008.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

N/A.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description

23.1	Consent of Moore & Associates, Chartered, dated August 5, 2009

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

TIMBERJACK SPORTING SUPPLIES, INC.

Dated: August 7, 2009	By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)