Form 10-K
period 2009-09-30
Timberjack Sporting Supplies, Inc.
filed 2009-12-18
CIK 1368960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52352

TIMBERJACK SPORTING SUPPLIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-3336507
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

c/o Paragon Capital LP
110 East 59th Street, 29th Floor
New York, NY 10022
 (Address of principal executive offices)

Issuer’s telephone number:	(212) 593-1600
Issuer’s facsimile number:	(212) 202-5022

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
214 Broad Street
Red Bank, New Jersey 07701
 T: (732) 530-9007
 F: (732) 530-9008
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

As of the last business day of the Issuer’s most recently completed fiscal year September 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $200,100.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of December 18, 2009, there were 429,000,000 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE:
None

CERTIFICATIONS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Item 1. Description of Business

Background

Timberjack Sporting Supplies, Inc. ("TSS," the "Company,” “we,” “us,” “Timberjack” and similar terms) was incorporated in the State of Nevada on September 8, 2005. TSS had a principal business objective of providing cost effective, high quality gun care products, accessories and related sporting equipment for the discriminating consumer, at substantial savings to the rugged outdoorsman, the general public and all levels of federal, state, county and local law enforcement. During August of 2008, the Company discontinued its prior business and amended its business plan.

As of September 30, 2009 and 2008, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

We are a reporting company under the Securities Exchange Act of 1934, as amended, and we file reports and forms promulgated thereunder with the Securities and Exchange Commission. Our common stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “TBJK.”

As of September 30, 2009, we had limited cash of $13 and an accumulated deficit during the development stage (September 8, 2005 (inception) to September 30, 2009) of $387,512. Our operating activities used $237,102 in cash for the fiscal year ended September 30, 2009, while our operations used $56,746 cash in the fiscal year ended September 30, 2008. The increase in uses of operating cash was primarily attributable to payments resulting in the decrease in accounts payable.

We did not realize any revenue during the fiscal year ended September 30, 2009 and the period September 8, 2005 (inception) to September 30, 2009. Due to the foregoing and our status as a shell company, as of September 30, 2009 and 2009, our auditors have expressed their doubt as to the ability to continue as a going concern.

Change in Control

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008 (See Exhibit 10.1) as filed as an Exhibit to Form 8-K, Paragon Capital LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash from another shareholder. The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 in the Company and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer/director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon (See Exhibit 10.2), as filed as an Exhibit to Form 8-K, Paragon purchased an additional 300,000,000 newly issued shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of restricted common stock of Timberjack and representing 93.24% of the issued and outstanding common stock of Timberjack. The shares purchased by Paragon under the Subscription Agreement were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The net proceeds of the sale were used for working capital purposes.

Upon the consummation of this change of control transaction as described in this section, Ted D. Campbell II, the then sole officer and director of the Company, resigned immediately, and Alan P. Donenfeld, was appointed as the President, Chief Executive Officer and the sole director of Timberjack with immediate effect.

Current Business and Plan of Operations

Our current business plan is to seek a suitable acquisition candidate through acquisition, merger, reverse merger or other suitable business combination method. We plan to seek, investigate and acquire one or more properties or businesses with the intent to maximize or further enhance shareholder value. The Company has limited capital. As such, it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth.

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

We anticipate that any business opportunities we investigate may: (i) have a limited operating history; (ii) have a history of losses to date due to many factors; (iii) be under-capitalized; (iv) be experiencing current financial or operating difficulties; (v) be in need of capital to develop a new product or service; (vi) be relying upon a relatively untested product or marketing concept; or (vii) have a combination of the characteristics mentioned in (i) through (vi). Given these factors, all investors and current shareholders should expect that any potential acquisition candidate may have a history of losses.

The Company will not restrict its search for acquisition opportunities to any geographical area or particular industry. Our discretion in the selection of business opportunities is unrestricted due to the availability of such opportunities, economic conditions, and other factors not listed herein.

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

Our current administrative office is located at; c/o Paragon Capital LP 110 East 59th Street, 29th Floor, New York, NY 10022.

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

Because our Company may participate in a business opportunity with a newly organized entity or with an entity which is entering a new phase of growth, it should be emphasized that the Company will incur further risks.

 It is anticipated that our Company will be limited to one acquisition due to limited capital and thus, may not be able to properly diversify for the benefit of current shareholders. This should be considered an adverse factor affecting any decision to purchase the Company’s securities.

Our Company may effect transactions having a potentially adverse impact upon our Company’s shareholders. Pursuant to the authority and discretion provided by the Company’s bylaws and the corporate law of the State of Nevada, the Company’s current or future management and its board of directors may complete acquisitions without submitting any proposal to the stockholders for their consideration. Additionally, the Company may not furnish shareholders, prior to any business combination, with financial statements, or any other documentation, concerning a target company or its business.

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

Not one of the factors described, if any, above will be controlling in the selection of a business opportunity. We will attempt to analyze all factors appropriate to each opportunity. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. Potential investors must recognize that, because of the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

We are unable to predict when it may participate in a business opportunity. Prior to making a decision with regards to a business opportunity, the Company’s current or future management may request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time following completion of a merger transaction; and other information deemed relevant.

As part of the Company’s investigation, our officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources.

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

Investment Company Act and Other Regulations

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

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our Company and will therefore be in a better position than our Company to obtain access to attractive business opportunities.

Item 1A. Risk Factors

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THE MARKET FOR OUR COMMON STOCK IS VOLATILE AND ITS CONTINUANCE IS UNCERTAIN.

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

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

As of September 30, 2009, we had $13 in cash on hand, a net loss of $30,169 and a stockholders’ deficit of $12,737, causing our auditors to express their doubt as to our ability to continue as a going concern. We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional non-reimbursable costs, including legal fees. Our articles of incorporation and bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

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

Item 1B. Unresolved Staff Comments

N/A

Item 2. Description of Properties

We do not own or lease any properties and at this time have no agreements to own or lease any properties in the near future.

Item 3. Legal Proceedings

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008 (See Exhibit 10.1) as filed as an Exhibit to Form 8-K, Paragon Capital, LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash from another shareholder. The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 in the Company and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer/director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon (See Exhibit 10.2), as filed as an Exhibit to Form 8-K, Paragon purchased an additional 300,000,000 newly issued shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of restricted common stock of Timberjack and representing 93.24% of the issued and outstanding common stock of Timberjack. The shares purchased by Paragon under the Subscription Agreement were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The net proceeds of the sale were used for working capital purposes.

Upon the consummation of this change of control transaction as described in this section, Ted D. Campbell II, the then sole officer and director of the Company, resigned immediately, and Alan P. Donenfeld, was appointed as the President, Chief Executive Officer and the sole director of Timberjack with immediate effect.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on July 11, 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High		Low
January 1, 2007 – March 31, 2007		N/A		N/A
April 1, 2007 – June 30, 2007		N/A		N/A
July 1, 2007-September 30, 2007	$	N/A	$	N/A
October 1, 2007-December 31, 2007		$2.50		$2.00
January 1, 2008-March 31, 2008		$0.30		$0.30
April 1, 2008-June 30, 2008		$0.30		$0.10
July 1, 2008-September 30, 2008		$0.04		$0.02
October 1, 2008-December 31, 2008		$0.03		$0.03
January 1, 2009-March 31, 2009		$0.02		$0.01
April 1, 2009-June 30, 2009		$0.01		$0.01
July 1, 2009-September 30, 2009		$0.009		$0.004

“Penny Stock” Regulations

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our Company Securities

(a) Capital Stock

Common Stock:

The Company is authorized by its Certificate of Incorporation, as amended, to issue an aggregate of 985,000,000 shares of capital stock, of which 980,000,000 are shares of Common Stock, par value $0.001 per share (the “Common Stock”). As of the date hereof, 429,000,000 shares of Common Stock are issued and outstanding.

Preferred Stock:

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share and (the “Preferred Stock”) with rights, preferences and designations as established by the Company’s board of directors from time to time without stockholder approval. The Company has not yet issued any of its Preferred Stock.

Voting Rights:

Pursuant to our bylaws, our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing one-percent (1%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation. Our Certificate of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up of our company, the holders of shares of our common stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

(b) Market Information. Our Common Stock is currently traded on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol “TBJK”.

(c) Holders of the Company's Securities. As of September 30, 2009, there were _15_ holders of record of shares of the Company’s Common Stock.

(d) Dividends. We have never paid any cash dividends on common stock and do not contemplate the payment of cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended September 30, 2009, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to legal and professional fees in the statement of operations. These shares issued for services rendered were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon, Paragon purchased 300,000,000 shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of common stock of Timberjack and representing 93.24% of the issued and outstanding common stock of Timberjack. Mr. Alan P. Donenfeld has sole voting and dispositive control of Paragon.

The shares issued under the Subscription Agreement were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The net proceeds of the sale will be used for working capital purposes.

Item 6. Selected Financial Data

N/A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under "Risk Factors” and elsewhere in this Annual Report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;
●	contain projections of our future results of operations or of our financial condition; and
●	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this Annual Report. See "Risk Factors."

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Timberjack” in this Annual Report collectively refers to the Company.

A. Change in Control

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008 (See Exhibit 10.1) as filed as an Exhibit to Form 8-K, Paragon Capital, LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash from another shareholder. The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 in the Company and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer/director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon (See Exhibit 10.2), as filed as an Exhibit to Form 8-K, Paragon purchased an additional 300,000,000 newly issued shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of restricted common stock of Timberjack and representing 93.24% of the issued and outstanding common stock of Timberjack. The shares purchased by Paragon under the Subscription Agreement were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The net proceeds of the sale were used for working capital purposes.

Upon the consummation of this change of control transaction as described in this section, Ted D. Campbell II, the then sole officer and director of the Company, resigned immediately, and Alan P. Donenfeld, was appointed as the President, Chief Executive Officer and the sole director of Timberjack with immediate effect.

B. Plan of Operations for the Coming Year

As of September 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholders or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

C. Discussion of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2009, we had limited cash of $13 and an accumulated deficit during the development stage (Inception to September 30, 2009) of $387,512. Our operating activities used $237,102 in cash for the fiscal year period ended September 30, 2009, while our operations used $56,746 cash in the fiscal year ended September 30, 2008. The increase in uses of operating cash was primarily attributable to payments resulting in the decrease in accounts payable.

We did not realize any revenue during the fiscal year ended September 30, 2009 and the period September 8, 2005 (inception) to September 30, 2009. Due to the foregoing and our status as a shell company, as of September 30, 2009 and 2009, our auditors have expressed their doubt as to the ability to continue as a going concern.

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

Management believes that the Company will require a cash infusion of at least $50,000 for the next twelve months to fund its operations. Historically, we have depended on funds from our principal shareholders and their affiliated companies (to provide us with working capital as required). There is no guarantee that such funding will be available when required and there can be no assurance that our stockholders, ,will continue making loans or advances to us in the future. The new controlling shareholder, Paragon Capital LP will be responsible for these expenses.

At September 30, 2009, the Company had no loans and notes outstanding and a current account payable of $12,750 which shall be paid for from current subscriptions receivable.

Fiscal Year Ended September 30, 2009 Compared to September 30, 2008

The following table summarizes the results of our operations during the fiscal years ended September 30, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	9/30/2009 (Audited)	9/30/2008 (Audited)	Increase (Decrease)	Percentage Increase (Decrease)
Revenues	$0	$0	$0	N/A%
Operating Expenses	$30,169	$281,179	$(251,009)	(932%)
Net (Loss)	$30,169	$281,179	$(251,009)	(932%)
Loss Per Share of Common Stock	$0	$0.01	$0.01	0%

Assets. At September 30, 2009, we had $13 cash on hand. At September 30, 2008, we had $115 cash on hand. This minimal amount of cash on hand and nominal decrease was due to a lack of revenue producing operations and costs associated with the operation of the Company.

Total Current Liabilities. Our Total Current Liabilities decreased to $12,750 at September 30, 2009 from $225,683 at September 30, 2008. This decrease in Total Current Liabilities was due to the cessation of business operations and November 2008 change of control..

Revenues. For the fiscal year ended September 30, 2009 and 2008, we realized no revenues.

Operating Expenses. Our Operating Expenses decreased to $30,169 for the fiscal year ended September 30, 2009 from $281,179 for the fiscal year ended September 30, 2008. This decrease in Operating Expenses was due to the cessation of business operations and November 2008 change of control..

Net Loss. We recorded a Net Loss of $30,169 for the fiscal year ended September 30, 2009 as compared with a Net Loss of $281,179 for the fiscal year ended September 30, 2008. The decrease in Net Losses was due to the winding up of its business operations and November 2008 change of control.

Total Stockholders’ Deficit. Total Stockholders’ Deficit decreased to $12,737 at September 30, 2009 from $225,568 at September 30, 2008. This decrease in Total Stockholders’ Equity was due to expenses related to the winding up of its business operations and November 2008 change of control.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

F-1	INDEPENDENT AUDITOR'S REPORT – 2009 and 2008

F-2	BALANCE SHEETS

F-3	STATEMENTS OF OPERATIONS

F-4	STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

F-5	STATEMENTS OF CASH FLOWS

F-6 - F-9	NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Timberjack Sporting Supplies, Inc.

We have audited the accompanying balance sheets of Timberjack Sporting Supplies, Inc. (“the Company”) as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period September 8, 2005 (date of inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 and for the period September 8, 2005 (date of inception) to September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, as of September 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC
CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
18 December 2009

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Balance Sheets

ASSETS
	September 30, 2009	September 30, 2008

Current assets

Cash	$13	$115

Total current assets	13	115

Total assets	13	115

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$12,750	$225,683

Total liabilities	12,750	225,683

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value,
authorized 980,000,000 shares: 429,000,000 shares issued
and outstanding as of September 30, 2009 and 121,000,000
shares issued and outstanding as of September 30, 2008	429,000	121,000
Additional paid-in capital	(54,225)	10,775
Deficit accumulated during the development stage	(387,512)	(357,343)

Total stockholders' equity (deficit)	(12,737)	(225,568)

Total liabilities and stockholders' equity (deficit)	$13	$115

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statement of Operations

			For the period
	For the year	For the year	September 8, 2005
	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

Legal and professional fees	28,250	9,203	108,703
General and administrative expenses	1,919	271,976	278,810
Total expenses	30,169	281,179	387,512

Income (loss) from operations	(30,169)	(281,179)	(387,512)

Provision for income taxes	-	-

Net loss	$(30,169)	$(281,179)	$(387,512)

Weighted average number of
common shares outstanding
(basic and fully diluted)	397,731,492	45,652,886	66,615,950

Basic and diluted (loss)
per common share	$ Nil	$(0.01)	$(0.01)

Nil < $.01 per common share

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - September 8, 2005 (inception)	-	$-	$-	$-	$-

Issuance of common stock	24,500,000	24,500	(17,000)	-	7,500

Net loss	-	-	-	(1,750)	(1,750)

Balance, September 30, 2005	24,500,000	$24,500	$(17,000)	$(1,750)	$5,750

Issuance of common stock	21,000,000	21,000	54,000	-	75,000

Stock offering costs			(7,350)		(7,350)

Net loss	-	-	-	(10,330)	(10,330)

Balance, September 30, 2006	45,500,000	$45,500	$29,650	$(12,080)	$63,070

Net loss	-	-	-	(64,085)	(64,085)

Balance, September 30, 2007	45,500,000	$45,500	$29,650	$(76,165)	$(1,015)

Issuance of common stock	75,500,000	75,500	(18,875)	-	56,625

Net loss	-	-	-	(281,178)	(281,178)

Balance, September 30, 2008	121,000,000	$121,000	$10,775	$(357,343)	$(225,568)

Issuance of common stock	300,000,000	300,000	(75,000)	-	225,000

Common stock issued for services	8,000,000	8,000	(2,000)	-	6,000

Additional capital contribution	-	-	12,000	-	12,000

Net loss	-	-	-	(30,169)	(30,169)

Balance, September 30, 2009	429,000,000	$429,000	$(54,225)	$(387,512)	$(12,737)

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the year	For the year	September 8, 2005
	ended	ended	(Inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

Cash flows from operating activities
Net (loss)	$(30,169)	$(281,179)	$(387,512)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	6,000	-	6,000
Increase (decrease) in accounts payable	(212,933)	224,433	12,750

Net cash (used in) operating activities	(237,102)	(56,746)	(368,762)

Cash flows from investing activities
Purchase of investments	-	-	(5,000)
Sale of investments	-	-	5,000
Net cash used in investign activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	225,000	56,625	356,775
Proceeds from additional capital contributions	12,000	-	12,000
Net cash provided by financing activities	237,000	56,625	368,775

Net increase in cash and cash equivalents	(102)	(121)	12

Cash - beginning of period	115	235	-

Cash - end of period	$13	$115	$12

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009 and 2008

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

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

As of September 30, 2009 and 2008, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for financial information and in accordance with the Securities and Exchange Commission’s Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the years ended September 30, 2009 and 2008, respectively along with the period September 8, 2005 (date of inception) to June 30, 2009.

Reclassifications

Certain amounts in the accompanying financial statements as of September 30, 2008 have been reclassified by the Company to conform to the September 30, 2009 presentation. These reclassifications had a $375 increased effect on the previously reported net loss as a result of the stock purchase agreement in September 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payables approximates the carrying amount of these financial instruments due to their short maturity.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

For the period September 8, 2005 (inception) to September 30, 2009, the Company did not realize any revenue

Income Taxes

Income taxes are provided for using the liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of September 30, 2009, the first annual period in which ASU 2009-1 is effective, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2. PREFERRED STOCK

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

As of September 30, 2009 and 2008, there is no preferred stock issued and outstanding.

NOTE 3. STOCK FOR SERVICES

During the year ended September 30, 2009, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to legal and professional fees in the statement of operations.

During the year ended September 30, 2008, the Company did not issue any stock for services.

NOTE 4. COMMON STOCK

As of September 30, 2009, the Company is authorized to issue 980,000,000 shares of common stock.

Year ended September 30, 2009:

On November 19, 2008, the Company completed an offering of 300,000,000 shares of its restricted common stock in a private placement at $0.00075 per share for total consideration of $225,000.

As of September 30, 2009, there were 429,000,000 shares of common stock of the Company issued and outstanding.

Year ended September 30, 2008:

On September 15, 2008, the Company completed an offering of 75,500,000 shares of its restricted common stock in a private placement at $0.00075 per share for total consideration of $56,625.

As of September 30, 2008, there were 121,000,000 shares of common stock of the Company issued and outstanding.

In the above transactions, the Company issued 375,500,000 shares of common stock at less that its par value of $.001 per share of common stock. As a result, the additional paid in capital as of September 30, 2009 is a negative ($54,225).

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

NOTE 5. ADDITIONAL PAID IN CAPITAL

During the year ended September 30, 2009, Paragon Capital LP contributed $12,000 cash to fund the operating expenses of the Company.

NOTE 6. CHANGE IN CONTROL

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008 (See Exhibit 10.1) as filed as an Exhibit to Form 8-K, Paragon Capital LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash from another shareholder. The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 in the Company and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer/director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon (See Exhibit 10.2), as filed as an Exhibit to Form 8-K, Paragon purchased an additional 300,000,000 newly issued shares of common stock of the Company for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of restricted common stock of the Company and representing 93.24% of the issued and outstanding common stock of the Company.

NOTE 7. INCOME TAXES

The Company utilizes the asset and liability method for financial accounting and reporting accounting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and the tax basis of assets and liabilities, and are measured by applying enacted rates and laws to taxable years in which such differences are expected to be recovered or settled. Any changes in tax rates or laws are recognized in the period when such changes are enacted.

For the years ended September 30, 2009 and 2008, and the cumulative period from September 8, 2005 (inception) through September 30, 2009, for financial accounting purposes, the Company reported net losses of $30,169, $281,179 and $387,512, respectively.

Subject to change in control that took place in September 30, 2008; as of September 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $30,169 which expire in 2029.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

As of September 30, 2009, the Company had deferred income tax assets of approximately 11,765, which result primarily from federal and state net operating loss carryforwards. Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of September 30, 2009 will not be realized, and accordingly has recorded a valuation allowance for the entire gross tax asset.

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero.

As of September 30, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 8. GOING CONCERN

As of September 30, 2009 and 2008, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of September 30, 2009, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

As shown in the accompanying financial statements, for the year ended September 30, 2009, the Company reported a net loss of $30,169 primarily due to the audit, accounting and legal fees related to the Company’s SEC filings, which were funded by the Company’s majority shareholder.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of Moore & Associates, Chartered

On February 2, 2009, Timberjack Sporting Supplies, Inc. (the "Company") dismissed Moore & Associates, Chartered ("Moore"), as the Company’s independent public accountants. The decision to terminate Moore was determined by the Board of Directors of the Company on January 15, 2009. We do not have an audit committee due to the size of our Board of Directors. Moore had been the Company's accountants since September 8, 2005 (date of inception) through the year ended September 30, 2008.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, and Section 10(b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation. A copy of the order has been made available to the public at the following website address: http://www.pcaobus.org/Enforcement/Disciplinary_Proceedings/2009/08-27_Moore.pdf

Subsequent to the dismissal of Moore & Associates, our Company engaged Conner & Associates, PC to perform a complete re-audit of our September 30, 2008 yearend financial statements, and further retained Conner & Associates, PC as the Company’s independent auditor going forward.

Engagement of Conner & Associates, PC

On January 19, 2009, the Company engaged Conner & Associates, PC (“Conner”), as the Company’s independent public accountants. Conner has been engaged to 1). Re-audit of the Company’s September 30, 2008 annual audited financial statements, 2). review the Company’s unaudited financial statements for interim periods, commencing with the quarter ended December 31, 2008, and 3). to perform an audit of the Company’s financial statements for the fiscal year ended September 30, 2009.

Neither the Company nor anyone on its behalf has consulted Conner regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event, as there were none.

The decision to change accountants was approved by the Board of Directors on January 15, 2009.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007, 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information concerning our officers and directors.

Name	Age	Position
Alan P. Donenfeld	53	President, CEO and Director

Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we further develop our business plan described herein. None of our directors, executive officers, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Management and Director Biographies:

Alan P. Donenfeld is President, CEO and Director of the Company. Mr. Donenfeld has over 25 years experience investing in, advising and financing companies. He founded Paragon Capital in 2005. For over 10 years, Mr. Donenfeld has been President of Bristol Investment Group, Inc. Prior to establishing Bristol and its related entities in 1990, Mr. Donenfeld was a Vice President in the Mergers and Acquisitions Group at Bear, Stearns & Co. Inc. in New York from 1987 to 1990, where he participated in numerous acquisitions, investments, valuations, fairness opinions and exclusive sale representations. Prior to working at Bear Stearns, Mr. Donenfeld was an Assistant Vice President in the Mergers and Acquisitions Group at E.F. Hutton, a predecessor of Lehman Bros., from 1985 to 1987. Prior to joining E.F. Hutton, Mr. Donenfeld helped establish Quadrex Securities Corporation, where he assisted in raising a leveraged buyout fund. Mr. Donenfeld started his career at SG Cowen and then at J. Henry Schroder Bank. Mr. Donenfeld graduated with Honors from Tufts University in 1979 with a B.A. in Economics and received his M.B.A. from the Fuqua School of Business at Duke University in 1981, where he was a member of the Investment Policy Committee.

Family Relationships amongst Directors and Officers:

N/A.

Involvement in Certain Legal Proceedings

None of the executive officers of the Company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all of the Company's executive officers, directors and greater than 10% beneficial owners of its Common Stock have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

Year
Name & Principal Position	Ended					Annual
	September 30,	Salary		Bonus	Other	Compensation

Alan P. Donenfeld
President/CEO and Director	2009		$-	$-	$-		$-

Ted D. Campbell II
Previous President & CEO	2009		$-	$-	$-		$-
	2008	$		$-	$-	$
	2007	$		$-	$-	$
	2006	$		$-	$-	$
	2005	$		$-	$-	$

We have formulated no plans as to the amounts of future cash compensation. Any additional personnel required would have salaries negotiated.

No past officer or director of the Company has received any compensation and none is due or payable. Our sole current officer and director, Alan P. Donenfeld, does not receive any compensation for the services he renders to the Company, has not received compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company. We currently have no formal written salary arrangement with our sole officer. Mr. Donenfeld may receive a salary or other compensation for services that he provides to the Company in the future. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

Significant Employees

We have no significant employees other than our executive officers and directors named in this Annual Report.

Committees of the Board of Directors

Because of our limited resources, our Board does not currently have an established audit committee or executive committee. The current member of the Board performs the functions of an audit committee, governance/nominating committee, and any other committee on an as needed basis. If and when the Company grows its business and/or becomes profitable, the Board intends to establish such committees.

Code of Business Conduct and Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of the date of this Annual Report by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of any class of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the issuer unless otherwise noted.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class(1)

Common Stock	Alan P. Donenfeld (2)	400,000,000	93.24%
	President, CEO and Director

(1)
The percentage of common stock held by each listed person is based on 429,000,000 shares of common stock issued and outstanding as of the date of this Annual Report. Pursuant to Rule 13d-3 promulgated under the Exchange Act, any securities not outstanding which are subject to warrants, rights or conversion privileges exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person but are not deemed to be outstanding for the purposes of computing the percentage of any other person.

(2)	Indirectly held through Paragon Capital LP, of which Mr. Donenfeld has sole voting/dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions

Change in Control

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008 (See Exhibit 10.1), Paragon Capital LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash. The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer/director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon (See Exhibit 10.2), Paragon purchased an additional 300,000,000 shares of common stock of Timberjack for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of common stock of Timberjack and representing 93.24% of the issued and outstanding common stock of Timberjack. The shares purchased by Paragon under the Subscription Agreement were issued upon reliance on the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded Timberjack under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities. The net proceeds of the sale will be used for working capital purposes.

Upon the consummation of this change of control transaction as described in this section, Ted D. Campbell II, the then sole officer and director of the Company, resigned immediately, and Alan P. Donenfeld, was appointed as the President, Chief Executive Officer and the sole director of Timberjack with immediate effect.

Director Independence:

The OTCBB on which we have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.
Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14. Principal Accountant Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$16,250	Conner & Associates, PC (including the re-audit as of September 30, 2008)
2008	$9,625	Moore & Associates, Chartered

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-	Conner & Associates, PC
2008	$1,800	Moore & Associates, Chartered

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$-	Conner & Associates, PC
2008	$500	Moore & Associates, Chartered

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-	Conner & Associates, PC
2008	$-	Moore & Associates, Chartered

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year ended September 30, 2009 that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV.
Item 15. Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
10.1	Stock Purchase Agreement dated as of September 15, 2008 between Paragon Capital LP and Wesley Brumbaugh (1)

10.2	Subscription Agreement dated as of September 15, 2008 between Paragon Capital LP and Timberjack Sporting Supplies, Inc. (1)

23.1	Consent of Conner & Associates, P.C.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended September 30, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

(1) Incorporated by reference from the Company’s Current Report on Form 8-K (SEC File No.: 000-52352) filed on September 19, 2008.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERJACK SPORTING SUPPLIES, INC.

Dated: December 18, 2009	By:	/s/ ALAN P. DONENFELD
Alan P. Donenfeld
President, CEO and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN P. DONENFELD	President, CEO and Director	December 18, 2009
Alan P. Donenfeld	(Principal Executive and Financial Officer)