Form 10-Q
period 2010-03-31
Timberjack Sporting Supplies, Inc.
filed 2010-05-05
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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

As of May 5, 2010, there were 429,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Balance Sheets

ASSETS
	March 31, 2010	September 30, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$3,714	$13

Total current assets	3,714	13

Total assets	$3,714	$13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,300	$12,750

Total liabilities	3,300	12,750

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value, authorized 980,000,000 shares:
429,000,000 shares issued and outstanding	429,000	429,000
Additional paid-in capital	(33,225)	(54,225)
Deficit accumulated during the development stage	(395,361)	(387,512)

Total stockholders' equity (deficit)	414	(12,737)

Total liabilities and stockholders' equity (deficit)	$3,714	$13

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the period
	For the three	For the three	For the six	For the six	September 8, 2005
	months ended	months ended	months ended	months ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Legal and professional fees	3,000	2,500	6,000	7,500	114,703
General and administrative	340	189	1,849	5,871	280,658
Total expenses	3,340	2,689	7,849	13,371	395,361

Income (loss) from operations	(3,340)	(2,689)	(7,849)	(13,371)	(395,361)

Provision for income taxes	-	-	-	-	-

Net loss	$(3,340)	$(2,689)	$(7,849)	$(13,371)	$(395,361)

Weighted average number of
common shares outstanding
(basic and fully diluted)	429,000,000	429,000,000	429,000,000	285,075,422	81,297,784

Basic and diluted (loss)
per common share	$Nil	$Nil	$Nil	$Nil	$Nil

Nil < $.01 per common share

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the six	For the six	September 8, 2005
	months ended	months ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss)	$(7,849)	$(13,371)	$(395,361)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	6,000	6,000
(Increase) decrease in prepaid expenses	-	(3,000)	-
Increase (decrease) in accounts payable	(9,450)	(221,433)	3,300

Net cash (used in) operating activities	(17,299)	(231,804)	(386,061)

Cash flows from investing activities:
Purchase of investments	-	-	(5,000)
Sale of investments	-	-	5,000
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	-	225,000	356,775
Proceeds from additional capital contributions	21,000	12,000	33,000
Net cash provided by financing activities	21,000	237,000	389,775

Net increase in cash and cash equivalents	3,701	5,196	3,714

Cash - beginning of period	13	115	-

Cash - end of period	$3,714	$5,311	$3,714

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

As of March 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of Timberjack Sporting Supplies, Inc. (the “Company”) for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC on December 18, 2009.

Reclassifications

Certain amounts in the accompanying unaudited financial statements as of March 31, 2009 have been reclassified by the Company to conform to the March 31, 2010 presentation.  These reclassifications had a no effect on the previously reported net loss.

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

Revenue Recognition

For the period September 8, 2005 (inception) to March 31, 2010, the Company did not realize any revenue

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

As of March 31, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

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

As of March 31, 2010 and 2009, there is no preferred stock issued and outstanding.

NOTE 3. STOCK FOR SERVICES

During the six months ended March 31, 2010, the Company did not issue any stock for services.

During the six months ended March 31, 2009, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to legal and professional expense in the statement of operations.

NOTE 4. COMMON STOCK

As of March 31, 2010, the Company is authorized to issue 980,000,000 shares of common stock and there were 429,000,000 shares of common stock of the Company issued and outstanding.

Six months ended March 31, 2010:

During the six months ended March 31, 2010, the Company did not issue any common stock.

Six months ended March 31, 2009:

As of March 31, 2009, there were 429,000,000 shares of common stock of the Company issued and outstanding.

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

NOTE 5.  ADDITIONAL PAID IN CAPITAL

During the three months ended March 31, 2010, Paragon Capital LP contributed $6,000 cash to fund the operating expenses of the Company.

From November 2008 through March 31, 2010, Paragon Capital LP contributed $33,000 cash to fund the operating expenses of the Company.

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

For the six months ended March 31, 2010 and 2009, and the cumulative period from September 8, 2005 (inception) through March 31, 2010, for financial accounting purposes, the Company reported net losses of $7,849, $13,371 and $395,361, respectively.

Subject to change in control that took place in September 30, 2008; as of March 31, 2010 the Company had federal and state net operating loss carryforwards of approximately $38,017 which expire in 2029.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

As of March 31, 2010, the Company had deferred income tax assets of approximately 14,827, which result primarily from federal and state net operating loss carryforwards.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of March 31, 2010 will not be realized, and accordingly has recorded a valuation allowance for the entire gross tax asset.

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero.

As of March 31, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 8. GOING CONCERN

As of March 31, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of March 31, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company

As shown in the accompanying financial statements, from September 8, 2005 (inception) to March 31, 2010, the Company reported an accumulated deficit during the development stage of $395,361.

NOTE 9. SUBSEQUENT EVENTS

As of May 5, 2010, the date the quarterly unaudited interim financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the six months ended March 31, 2010.

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

As of March 31, 2010, the Company is currently a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Results of Operations

For the quarter ended March 31, 2010 and 2009, we had no revenues.

Our Total Assets increased to $3,714 as of March 31, 2010 from $13 as of September 30, 2009. This increase was due to an in increase in cash on hand from capital contributions by Paragon Capital LP during the six months ended March 31, 2010.

Our Total Liabilities decreased to $3,300 at March 31, 2010 from $12,750 at September 30, 2009. This decrease was due to a decrease in Accounts Payable. The decrease in Accounts Payable was due to the fact that as of March 31, 2010 and since August 2008, the Company has not been an operating company. August 2008, the Company discontinued its prior business and amended its business plan to pursue a business combination through acquisition, or merger with, an existing company. The Company became a “shell company” upon the cessation of its operations in August 2008.

Total Stockholders’ Equity was $414 as of March 31, 2010, compared to a Stockholders’ Deficit of $12,737 as of September 30, 2009. This decrease in Total Stockholders’ Deficit was due to capital contributions of $21,000 by Paragon Capital LP, the Company’s majority shareholder.

For the Three Months Ended March 31, 2010 compared to March 31, 2009

Our Operating Expenses increased to $3,340 for the three months ended March 31, 2010 from $2,689 for the three months ended March 31, 2009. This increase in Operating Expenses was nominal, and primarily due to an increase in consulting services, legal and accounting fees in connection with the Company’s pursuit of an acquisition company and our reporting requirements to the SEC.

General and Administrative Expenses increased to $340 for the three months ended March 31, 2010 from $189 for the three months ended March 31, 2009. The increase in our General and Administrative Expenses was nominal, and primarily due to an increase in consulting services, legal and accounting fees in connection with the Company’s pursuit of an acquisition company and our reporting requirements to the SEC.

We recorded a Net Loss of $3,340 for the three months ended March 31, 2010, as compared with a Net Loss of $2,689 for the three months ended March 31, 2009. The increase in Net Loss was due to an increase in consulting services, legal and accounting fees in connection with the Company’s pursuit of an acquisition company and our reporting requirements to the SEC. Our Company’s resulting Net Loss for this period is primarily attributable to the general costs associated with being an SEC reporting company, and the fact that we are currently a shell company and produce no revenues.

For the Six Months Ended March 31, 2010 Compared to March 31, 2009

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended
	March 31, 2010	March 31, 2009
Net Cash (Used in) Operating Activities	$17,299	$231,804

Net Cash Provided by Investing Activities	$-	$-

Net Cash Provided by Financing Activities	$21,000	$237,000

Effect of Rate Change on Cash	$-	$-

Net Increase in Cash and Cash Equivalents	$3,701	$5,196

Cash, Beginning of Period	$13	$115

Cash, End of Period	$3,714	$5,311

For the six months ended March 31, 2010 and 2009, we had no revenues.

Our Operating Expenses decreased to $7,849 for the six months ended March 31, 2010 from $13,371 for the six months ended March 31, 2009. This decrease in Operating Expenses was due to a decrease in legal and professional fees in connection with the Company’s pursuit of an acquisition company and SEC reporting requirements as a public company.

General and Administrative Expenses increased to $1,849 for the six months ended March 31, 2010 from $(129) for the six months ended March 31, 2009. The increase in our General and Administrative Expenses were due to an increase of operating activities.

We recorded a Net Loss of $7,849 for the six months ended March 31, 2010 from $13,371 for the six months ended March 31, 2009. The decrease in Net Loss was due to a decrease in legal and professional fees in connection with the Company’s pursuit of an acquisition company and SEC reporting requirements as a public company.

Liquidity and Capital Resources

As of March 31, 2010, we had limited cash of $3,714 and an accumulated deficit during the development stage; September 8, 2005 (inception) to March 31, 2010 of $395,361.

Our operating activities used $17,299 in cash for the six months ended March 31, 2010, while our operations used $231,804 in cash for the six months ended March 31, 2009. The decrease in uses of operating cash was primarily attributable to that fact that we discontinued all operations and became a shell company.

As mentioned above, as of March 31, 2010, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s shareholders shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

We did not realize any revenue during the three months ended March 31, 2010 and for the period September 8, 2005 (inception) to March 31, 2010.

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

Due to the foregoing and our status as a shell company, as of March 31, 2009 and 2008, our auditors have expressed their doubt as to the ability to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2010, the Company did not issue any common stock.

As of March 31, 2010, there were 429,000,000 shares of common stock of the Company issued and outstanding.

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

Dated: May 5, 2010
TIMBERJACK SPORTING SUPPLIES, INC.
/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)