Form 10-Q
period 2010-06-30
Timberjack Sporting Supplies, Inc.
filed 2010-08-09
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

As of August 9, 2010, there were 429,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.

PART I

Item 1. Financial Statements.

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Balance Sheets

ASSETS
	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$1,270	$13

Total current assets	1,270	13

Total assets	1,270	13

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,750	$12,750

Total liabilities	1,750	12,750

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 5,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value, authorized 980,000,000 shares:
429,000,000 shares issued and outstanding	429,000	429,000
Additional paid-in capital	(28,225)	(54,225)
Deficit accumulated during the development stage	(401,255)	(387,512)

Total stockholders' equity (deficit)	(480)	(12,737)

Total liabilities and stockholders' equity (deficit)	$1,270	$13

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Operations

					For the period
	For the three	For the three	For the nine	For the nine	September 8, 2005
	months ended	months ended	months ended	months ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Legal and professional fees	5,500	-	11,500	7,500	120,203
General and administrative	394	1,763	2,243	7,634	281,052
Total expenses	5,894	1,763	13,743	15,134	401,255

Income (loss) from operations	(5,894)	(1,763)	(13,743)	(15,134)	(401,255)

Provision for income taxes	-	-	-	-	-

Net loss	$(5,894)	$(1,763)	$(13,743)	$(15,134)	$(401,255)

Weighted average number of
common shares outstanding
(basic and fully diluted)	429,000,000	429,000,000	429,000,000	283,885,258	90,269,709

Basic and diluted (loss)
per common share	$Nil	$Nil	$Nil	$Nil	$Nil

Nil < $.01 per common share

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the period
	For the nine	For the nine	September 8, 2005
	months ended	months ended	(Inception) to
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(13,743)	$(15,134)	$(401,255)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock issued for services	-	6,000	6,000
(Increase) decrease in prepaid expenses	-	(2,000)
Increase (decrease) in accounts payable	(11,000)	(223,683)	1,750

Net cash (used in) operating activities	(24,743)	(234,817)	(393,505)

Cash flows from investing activities
Purchase of investments	-	-	(5,000)
Sale of investments	-	-	5,000
Net cash used in investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	-	225,000	356,775
Proceeds from additional capital contributions	26,000	12,000	38,000
Net cash provided by financing activities	26,000	237,000	394,775

Net increase in cash and cash equivalents	1,257	2,183	1,270

Cash - beginning of period	13	115	-

Cash - end of period	$1,270	$2,298	$1,270

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

The accompanying notes should be read in conjunction with the financial statements

TIMBERJACK SPORTING SUPPLIES, INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

As of June 30, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as filed with the SEC on December 18, 2009.

Reclassifications

Certain amounts in the accompanying unaudited financial statements as of June 30, 2009 have been reclassified by the Company to conform to the June 30, 2010 presentation.  These reclassifications had a no effect on the previously reported net loss.

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

Revenue Recognition

For the period September 8, 2005 (inception) to June 30, 2010, the Company did not realize any revenue

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

As of June 30, 2010, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 2. PREFERRED STOCK

As of June 30, 2010, the Company is authorized to issue 5,000,000 shares of preferred stock. The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

As of June 30, 2010 and 2009, there was no preferred stock issued and outstanding.

NOTE 3. STOCK FOR SERVICES

During the nine months ended June 30, 2010, the Company did not issue any stock for services.

During the nine months ended June 30, 2009, the Company issued 8,000,000 shares of its common stock at per share price of $0.00075 for a total amount of $6,000. This amount was charged to legal and professional expense in the statement of operations.

NOTE 4. COMMON STOCK

As of June 30, 2010, the Company is authorized to issue 980,000,000 shares of common stock and there were 429,000,000 shares of common stock of the Company issued and outstanding.

Nine months ended June 30, 2010:

During the nine months ended June 30, 2010, the Company did not issue any common stock.

Nine months ended June 30, 2009:

As of June 30, 2009, there were 429,000,000 shares of common stock of the Company issued and outstanding.

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

NOTE 5. ADDITIONAL PAID IN CAPITAL

During the three months ended June 30, 2010, Paragon Capital LP contributed $5,000 cash to fund the operating expenses of the Company.

From November 2008 through June 30, 2010, Paragon Capital LP contributed $38,000 cash to fund the operating expenses of the Company.

NOTE 6. CHANGE IN CONTROL

On September 15, 2008, pursuant to the terms of a Stock Purchase Agreement dated September 15, 2008, as filed as an Exhibit 10.1 to Form 8-K, Paragon Capital LP (“Paragon”) purchased a total of 24,500,000 shares of the issued and outstanding common stock of the Company for an aggregate purchase price of $18,375 in cash from another shareholder.  The total of 24,500,000 shares represented 53.84% of the total issued and outstanding Common Stock, par value $0.001 per share, of the Company at the time of transfer. In addition and at the same time, Paragon invested $56,625 in the Company and received 75,500,000 newly issued shares of common stock of the Company. Mr. Alan P. Donenfeld, our sole officer and director, has sole voting and dispositive control of Paragon.

On November 19, 2008, pursuant to the Subscription Agreement dated September 15, 2008 between the Company and Paragon, as filed as an Exhibit 10.2 to Form 8-K, Paragon purchased an additional 300,000,000 newly issued shares of common stock of the Company for an aggregate purchase price of $225,000, resulting in Paragon owning an aggregate of 400,000,000 shares of restricted common stock of the Company and representing 93.24% of the issued and outstanding common stock of the Company.

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

For the nine months ended June 30, 2010 and 2009, and the cumulative period from September 8, 2005 (inception) through June 30, 2010, for financial accounting purposes, the Company reported net losses of $13,743, $15,134 and $401,255, respectively.

Subject to change in control that took place in September 30, 2008; as of June 30, 2010 the Company had federal and state net operating loss carryforwards of approximately $43,911 which expire in 2030.

Utilization of these loss carryforwards may be limited by certain federal statutory provisions, including cumulative changes in ownership interests in excess of 50% over a three-year period.

As of June 30, 2010, the Company had deferred income tax assets of approximately 17,125, which result primarily from federal and state net operating loss carryforwards.  Because the Company has not yet achieved profitable operations, management believes the potential tax benefits as of June 30, 2010 will not be realized, and accordingly has recorded a valuation allowance for the entire gross tax asset.

The Company’s effective tax rate differed from the federal statutory rate due to deferred state tax assets and the Company’s full valuation allowance, the latter of which reduced the Company’s effective tax rate to zero.

As of June 30, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 8. GOING CONCERN

As of June 30, 2010, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of June 30, 2010, the Company is a shell company as defined in Rule 12b-2 of the Exchange Act.  The Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

As shown in the accompanying financial statements, from September 8, 2005 (inception) to June 30, 2010, the Company reported an accumulated deficit during the development stage of $401,255.

NOTE 9. SUBSEQUENT EVENTS

As of August 9, 2010, the date the quarterly unaudited interim financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying unaudited interim financial statements as of and for the nine months ended June 30, 2010.

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

As of June 30, 2010, the Company is currently a shell company as defined in Rule 12b-2 of the Exchange Act.

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

Results of Operations

For the quarter ended June 30, 2010 and 2009, we had no revenues.

Our Total Assets increased to $1,270 as of June 30, 2010 from $13 as of September 30, 2009. This increase was due to an in increase in cash on hand from capital contributions by Paragon Capital LP during the nine months ended June 30, 2010.

During the three months ended June 30, 2010, Paragon Capital LP contributed $5,000 cash to fund the operating expenses of the Company. From November 2008 through June 30, 2010, Paragon Capital LP contributed $38,000 cash to fund the operating expenses of the Company.

Our Total Liabilities decreased to $1,750 at June 30, 2010 from $12,750 at September 30, 2009. This decrease was due to a decrease in Accounts Payable. The decrease in Accounts Payable was due to the fact that as of June 30, 2010 and since August 2008, the Company has not been an operating company. During August 2008, the Company discontinued its prior business and amended its business plan to pursue a business combination through acquisition, or merger with, an existing company. The Company became a “shell company” upon the cessation of its operations in August 2008.

Total Stockholders’ Deficit was $480 as of June 30, 2010, compared to a Stockholders’ Deficit of $12,737 as of September 30, 2009. This decrease in Total Stockholders’ Deficit was due to capital contributions by Paragon Capital LP, the Company’s majority shareholder.

For the Three Months Ended June 30, 2010 compared to June 30, 2009

Our Operating Expenses increased to $5,894 for the three months ended June 30, 2010 from $1,763 for the three months ended June 30, 2009. This increase in Operating Expenses was primarily due to an increase in consulting services, legal and accounting fees in connection with our reporting requirements to the SEC.

General and Administrative Expenses decreased to $394 for the three months ended June 30, 2010 from $1,763 for the three months ended June 30, 2009. The decrease in our General and Administrative Expenses was nominal, and primarily due to no operating activities.

We recorded a Net Loss of $5,894 for the three months ended June 30, 2010, as compared with a Net Loss of $1,763 for the three months ended June 30, 2009. Our Company’s resulting Net Loss for this period is primarily attributable to the general costs associated with being an SEC reporting company, and the fact that we are currently a shell company and have no current operations.

For the Nine Months Ended June 30, 2010 Compared to June 30, 2009

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended
	June 30, 2010	June 30, 2009
Net Cash (Used in) Operating Activities	$(24,743)	$(234,817)

Net Cash Provided by Investing Activities	$--	$--

Net Cash Provided by Financing Activities	$26,000	$237,000

Effect of Rate Change on Cash	$--	$--

Net Increase in Cash and Cash Equivalents	$1,257	$2,183

Cash, Beginning of Period	$13	$115

Cash, End of Period	$1,270	$2,298

For the nine months ended June 30, 2010 and 2009, we had no revenues.

Our Operating Expenses decreased to $13,743 for the nine months ended June 30, 2010 from $15,134 for the nine months ended June 30, 2009. This decrease in Operating Expenses was due to a decrease in legal and professional fees in connection with the Company’s SEC reporting requirements as a public company.

General and Administrative Expenses decreased to $2,243 for the nine months ended June 30, 2010 from $7,634 for the nine months ended June 30, 2009. The decrease in our General and Administrative Expenses was due to no operating activities.

We recorded a Net Loss of $13,743 for the nine months ended June 30, 2010 from $15,134 for the nine months ended June 30, 2009. The decrease in Net Loss was due to no operating activities.

Liquidity and Capital Resources

As of June 30, 2010, we had limited cash of $1,270 and an accumulated deficit during the development stage; September 8, 2005 (inception) to June 30, 2010 of $401,255.

Our operating activities used $24,743 in cash for the nine months ended June 30, 2010, while our operations used $234,817 in cash for the nine months ended June 30, 2009. The decrease in uses of operating cash was primarily attributable to that fact that we discontinued all operations and became a shell company effective August 2008.

As mentioned above, as of June 30, 2010, the Company is a shell company, as defined in Rule 12b-2 of the Exchange Act. The Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. The Company has not conducted negotiations or entered into a letter of intent concerning any target business.

No assurances can be given that the Company will be successful in locating or negotiating with any target company. In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and become profitable and to be able to sustain such profitability. The accompanying unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company’s majority shareholder continues to fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

We did not realize any revenue during the three or nine months ended June 30, 2010.

Due to the foregoing and our status as a shell company, as of the fiscal years ended September 30, 2009 and 2008, our auditors have expressed their doubt as to the Company’s ability to continue as a going concern.

Management believes that the Company will require a cash infusion of at least $50,000 for the next twelve months to fund its operations. Historically, we have depended on funds from our majority shareholder and its affiliated companies (to provide us with working capital as required). There is no guarantee that such funding will be available when required and there can be no assurance that our majority stockholder will continue making loans or advances to us in the future.

Off Balance Sheet Arrangements

As of June 30, 2010, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2010, the Company did not issue any common stock.

As of August 9, 2010, there were 429,000,000 shares of common stock of the Company issued and outstanding.

Item 3. Defaults Upon Senior Securities.

N/A.

Item 4. Submission of Matters to a Vote of Security Holders.

N/A.

Item 5. Other Information.

N/A.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification by Alan P. Donenfeld, the Principal Executive Officer and Principal Financial Officer of Timberjack Sporting Supplies, Inc., pursuant to SEC Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2010
TIMBERJACK SPORTING SUPPLIES, INC.

By:	/s/ Alan P. Donenfeld
Alan P. Donenfeld
Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Principal Financial/Accounting Officer)