Form 10-Q
period 2010-09-30
China Wood, Inc.
filed 2010-11-22
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

CHINA WOOD, INC.

Nevada	000-52352	20-3336507
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

c/o Linyi Chan Tseng Wood Co., Ltd. Daizhuang Industrial Zone, Yitang Town Lanshan District, Linyi City, Shandong People’s Republic of China 276000
(Address of principal executive offices)

+86 5398566168
(Issuer’s Telephone Number)
TIMBERJACK SPORTING SUPPLIES, INC.
(Former name or former address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, As of November 22, 2010, there were 10,000,017 shares of our common stock issued and outstanding.

China Wood, Inc.

FORM 10-Q

September 30, 2010

PART I

ITEM 1.FINANCIAL STATEMENTS

TIMBERJACK SPORTING SUPPLIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(Stated in US dollars)

TIMBERJACK SPORTING SUPPLIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TIMBERJACK SPORTING SUPPLIES, INC
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2010
(Stated in US dollars)

	Notes	As of September 30, 2010	As of March 31, 2010
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets
Cash and cash equivalents		7,377,287	5,195,664
Accounts receivable, net	3	11,327,764	8,340,879
Inventories	4	5,302,729	6,605,953
Advances to suppliers		13,749,112	5,670,022
Other receivables	5	14,121	3,500
Prepaid expenses		15,152	5,912

Total current assets		37,786,165	25,821,930

Plant and equipment, net	6	4,278,328	4,607,728
Intangible Asset

TOTAL ASSETS		42,064,493	30,429,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable		89,842	1,431,331
Accrued liabilities	7	222,442	171,279
Advance from customers		65,848	8,167
Other payables	8	63,921	62,341
Tax payable	9	13,512	5,549

Total current liabilities		455,565	1,678,667

TOTAL LIABILITIES		455.565	1,678,667

COMMITMENTS AND CONTINGENCIES	15

TIMBERJACK SPORTING SUPPLIES, INC
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2010
(Stated in US dollars)

	Notes	As of September 30, 2010	As of March 31, 2010
		(Unaudited)	(Audited)
		$	$

STOCKHOLDERS’ EQUITY
Common equity	10	329,578	20,000
Preferred equity	1	1,336
Additional paid in capital		5,566,193
Statutory reserve	2(q)		127,572
Accumulated other comprehensive income			1,541,461
Retained earnings		35,385,255	27,088,958
Translation reserve		326,466

		41,608,828	28,750,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		42,064,393	30,429,658

See accompanying notes to consolidated financial statement

TIMBERJACK SPORTING SUPPLIES, INC
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)
(Unaudited)

	Notes	Three months Period from July to September 2010		Three months Period from July to September 2009		Six months Period from April to September 2010		Six months Period from April to September 2009
		$		$		$		$
Net sales	11		14,037,198		11,190,139		27,927,958		21,385,385

Cost of sales			(9,207,611)		(8,174,159)		(18,633,577)		(15,570,122)

Gross profit			4,829,587		3,015,980		9,294,381		5,815,263

Selling and distributing costs			(11,668)		(281,278)		(29,344)		(551,954)

Administrative and other operating costs	12		(398,667)		(41,117)		(801,538)		(80,155)

Financial costs			(5,654)		(1,086)		(7,127)		(1,621)

Income from operations			4,413,598		2,692,499		8,456,372		5,181,533

Other income, net	13				1				1,290

Non-operating expenses, net					(98)		(175)		(127)

Income before taxes			4,413,598		2,692,402		8,456,197		5,182,696

Income tax	14				(5,967)				(8,648)

Net income			4,413,598		2,686,435		8,456,197		5,174,048

Other comprehensive income - Foreign currency translation adjustments									68,955

Total comprehensive income			4,413,598		2,686,435		8,456,197		5,243,003

TIMBERJACK SPORTING SUPPLIES, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)
(Unaudited)

		Six months Period from April to September	Six months Period from April to September
	Notes	2010	2009
		$	$
Cash flows from operating activities
Net income		8,456,197	5,174,048
Depreciation	6	8,592	332,102
Increase in accounts receivable		(11,085,836)	201,617
Increase in inventories		1,303,224	(585,136)
Increase in advances to suppliers			(2,017,385)
Increase in other receivables			-
Decrease in prepaid expenses			6,878
Increase in accounts payable		(1,231,065)	(245,331)
Increase in customer deposits			48,830
Increase in tax payable		7,963	42,862
Increase in accrued expenses			(32,121)

Net cash (used in)/ provided by operating activities		(2,540,925)	2,926,364

Cash flows from investing activities
Purchase of plant and equipment		(488)	(56,676)

Net cash used in investing activities		(488)	(56,676)

Cash flows from financing activities
Capital contributions from stockholders	1	4,613,822
Dividend paid		-	(2,200,188	)-

Net cash used in financing activities		4,613,822 -	(2,200,188	)-

Net (decrease)/ increase in cash and cash equivalents			669,500

Effect of foreign currency translation on cash and		109,214	(25,460)
Net increase(decrease)in cash and cash equivalents		2,181,623	644,040
Cash and cash equivalents - beginning of period		5,195,664	904,247
Cash and cash equivalents - end of period		7,377,287	1,548,287

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

1.         ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Chine Victory Profit Limited (“Chine Victory”) was incorporated in the British Virgin Islands on 13 May, 2004, under the International Business Companies Act, British Virgin Islands. The Company is an investment holding company.

Chine Victory acquired 100% of shareholding in Simply Good Limited (“Simply Good”) on 28 December, 2004, a company which was incorporated in the British Virgin Islands, under the International Business Companies Act, British Virgin Islands. The principal activity of Simply Good is trading of wooden products.

Chine Victory owns 100% of shareholding in Moody International Limited (“Moody”), a BVI incorporated company, on 6 March, 2006. Moody was incorporated on 19 January, 2006 under the International Business Companies Act, British Virgin Islands. The beneficiary owner of Moody is Chine Victory whereas Li Zhi Kang appears as nominee shareholder in registers of members. The principal activity of Moody is investment holding.

As on 21 March, 2006, Linyi Chan Tseng Wood Company Limited (“Chan Tseng”), which was incorporated in PRC, 25.1% and 74.9% owned by Moody and Linyi Guangsha Wood Company Limited (“Guangsha”) respectively. Guangsha appears as one of the shareholder of Chan Tseng under the register of shareholders. Chine Victory has entrusted Guangsha to represent Chine Victory to invest into Chan Tseng, which the beneficiary interest of Chan Tseng belongs to Chine Victory. The rights and obligations as shareholder of Chan Tseng have been vested to Chine Victory. The principal activities of Chan Tseng is manufacturing and trading of plywood.

In accordance with a Share Exchange Agreement dated September 29, 2010 (the “Exchange Agreement”) by and among the Company, Paragon Capital LP, a Delaware limited partnership (the “Principal Shareholder”), Chine Victory and the shareholders of

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

1.        ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Chine Victory (the “Chine Victory Shareholders”). The closing of the transaction
(the “Closing”) took place on September 30, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, The Company acquired all of the outstanding shares of Chine Victory (the “Interests”) from the Chine Victory Shareholders in exchange for the issuance of 467,074.60209421 shares of Series M preferred stock, par value $0.001 (the “Series M Preferred Stock”) whereby each Series M Preferred Stock will be converted into 10,000 shares of our common stock (the “Conversion Shares”) automatically upon the effectiveness of the Reverse Split. After giving effect to the above described automatic conversion, the Conversion Shares shall constitute approximately 86.39% of our issued and outstanding common shares immediately after the closing of the Share Exchange. As a result of the Share Exchange, Chine Victory became a wholly-owned subsidiary of the Company.

The Share Exchange Transaction constitutes a reverse acquisition where the originally shareholders of the legal acquiree –Chine Victory have become the controlling shareholder of the Company, therefore the transaction is accounted for as a recapitalization accounting for the share exchange transaction.

The Company has raised the gross proceed of private placement of 1,336,244 of Series A-Preferred stock of par value $0.001 at $4 each,  less various expenses, including placement commission and professional fee of $1,037,681, with net proceeds of $4,307,295 as at September 30, 2010

2．     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

b)  Basis of Presentation and Consolidation

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

This basis of accounting differs in certain material respects from that used for the preparation of the books of account of the Company’s principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC (“PRC GAAP”), the accounting standards used in the places of their domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books of account of the Company’s subsidiaries to present them in conformity with US GAAP.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

c)  Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

d) Use of estimates

In preparing of the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes and the estimation on useful lives of plant and machinery.  Actual results could differ from those estimates.

e)  Cash and Cash Equivalents

The Company considers all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents. As of September 30, 2010 and March 31, 2010, there were no cash equivalents.

f)  Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns.

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. An allowance for doubtful accounts is maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Group becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Bad debt expenses are included in the general and administrative expenses.

Outstanding account balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  To date, the Company has not charged off any balances as it has yet to exhaust all means of collection. The Company does not have any off-balance-sheet credit exposure to its customers, except for outstanding bills receivable discounted with banks that are subject to recourse for non-payment.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

g)  Inventories

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value.  Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

h)  Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials.

i)  Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144.  SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets.  Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.  Based on its review, the Company believes that, as of September 30, 2010 and March 31, 2010, there was no significant impairments of its long-lived assets.

j)  Plant and Equipment

Plant and equipment, other than construction in progress, are stated at cost less depreciation and amortization and accumulated impairment loss.

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method. Estimated useful lives of the plant and equipment are as follows:

Plant and machinery	10 years
Equipment & computers	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized.

Management considers that we have no residual value for plant and equipment.

k)  Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l)  Fair value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requiresdisclosing fair value to the extent practicable for financial instruments that are recognizedor unrecognized in the balance sheet. The fair value of the financial instruments disclosedherein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

The carrying values of the Group’s financial instruments, including cash and cash equivalents, restricted cash, accounts and other receivables, deposits, accounts and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

m)  Foreign Currency Translation

The Company maintains its financial statements in the functional currency.  The functional currency of the Company is the Renminbi (RMB).  Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates.  Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction.  Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

	30.9.2010	31.3.2010
Year end RMB : US$ exchange rate	6.7697	6.81612
Average yearly RMB : US$ exchange rate	6.82	6.81968

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

n)  Revenue Recognition

Revenue from the sales of plywood is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

For those merchandise and products being sold by Chen Tsang in PRC, net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”), sales returns, trade discounts and allowances.  The Company is subject to VAT which is levied on the majority of the products of Linyi at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.  Provision for sales returns are recorded as a reduction of revenue in the same period that revenue is recognized.  The provision for sales returns, which is based on historical sales returns data, is the Company’s best estimate of the amounts of goods that will be returned from its customers.

For those merchandise being sold by Simply Good, one of the subsidiary of the Company which does not operate and sell products in PRC, sales revenue is recognized on the transfer of risk and rewards of the ownership to its customers.

o)  Cost of revenues

Cost of revenues consists primarily of material costs, employee compensation, depreciation and related expenses, which are directly attributable to the production of products.  Write-down of inventory to lower of weighted average cost or market value is also recorded in cost of revenues.

p)  Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assetsand liabilities are recognized for the future tax consequences attributable to differencesbetween the financial statement carrying amounts of existing assets and liabilities and theirrespective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q)  Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Statutory reserves consist of the following as of

	As of September 30, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$

Enterprise reserve fund	127,572	127,572

r)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires companies to classify items of other comprehensive income in a financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's comprehensive net income is equal to its net income for all periods presented. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

s)  Retirement benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statements of income as incurred.

t)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

u)  Variable Interest Entities (“VIE”)

The Company conducts substantially all of the manufacturing of plywood through Chan Tseng. The Company has entrusted Guangsha to legally invest into the entity, which the beneficiary interest of Chan Tseng belongs to Chine Victory. The rights and obligations as shareholder of Chan Tseng have been vested to Chine Victory.

Pursuant to certain contractual arrangements, Chan Tseng has been granted the financial support to their operation.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN46R”). FIN46R is intended to achieve more consistent application of consolidation policies to variable interest entities to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. The Company has determined that it is the primary beneficiary of the Chan Tseng, which are VIE, and has consolidated them in its Consolidated Financial Statements. As a group, as of June 30 2010, the Chan Tseng had total assets of $11.48 million (primarily recorded in property, plant and equipment, accounts receivable and inventory) and total liabilities of  $1.15 million respectively (primarily recorded in accounts payable).

v)  Segment reporting

The Company uses the “management approach” in determining reportable operatingsegments.  The management approach considers the internal organization andreportingused by the Company’s chief operating decision maker for making operating decisions andassessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of plywood (but not by geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

3.        ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2010 and March 31,2010 consist of the following:

	As of 30.9.2010	As of 31.3.2010
	(Unaudited)	(Audited)
	$	$
Accounts receivable	11,447,147	8,340,879
Notes receivable	(119,383)
Less: Allowance for doubtful accounts	-	-

	11,327,764	8,340,879

4.         INVENTORIES

Inventories consist of the following as of

	30.9.2010	31.3.2010
	(Unaudited)	(Audited)
	$	$

Raw materials	3,001,728	3,739,448
Finished goods	2,301,001	2,866,505

	5,302,729	6,605,953

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Raw materials are comprised of the wood and all materials used in the manufacturing process. Finished goods are comprised of direct materials, direct labor and an appropriate proportion of overhead.

The Company has not comprised the work-in-progress due to the short process of the plywood manufacturing.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

5.        OTHER RECEIVABLES

Other receivables consist of the following as of

	30.9.2010	31.3.2010
	(Unaudited)	(Audited)
	$	$
Others	14,121	3,500
	14,121	3,500

6.        PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following as of

	30.9.2010	31.3.2010
	(Unaudited)	(Audited)
At cost	$	$
Plant and machinery	6,225,855	6,225,855
Equipment & computers	97,795	97,307
Effect of foreign currency translation	959,895	993,275
	7,283,545	7,316,437
Less: Accumulated depreciation
Plant and machinery	2,864,273	2,538,780
Equipment & computers	36,656	28,122
Effect of foreign currency translation	104,298	141,807
	3,005,227	2,708,709

Net value
Plant and machinery	3,361,582	3,687,075
Equipment & computers	61,139	69,185
Effect of foreign currency translation	855,607	851,468
	4,278,328	4,607,728

Depreciation expense for the six months ended September 30, 2010 was $334,027.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

7.        ACCRUED LIABILITIES

Accrued liabilities at September 30, 2010 and March 31, 2010 consist of the following:

	As of 30.9.2010	As of 31.3.2010
	(Unaudited)	(Audited)
	$	$
Electricity, water	20,087	12,342
Salaries, wages	57,357	30,291
Rental expenses	144,998	119,386
Community insurance in PRC	-	9,260

	222,442	171,279

8.        OTHER PAYABLES

Other payables consist of the following as of

	Note	30.9.2010	31.3.2010
		(Unaudited)	(Audited)
		$	$
Payroll payable		1,495
Amount due to a director	(a)	62,426	62,341
Total other Payables		63,921	62,341

Note:

(a)      The amounts due are unsecured, interest free, and have no fixed repayment terms.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

9.         TAX PAYABLE

    Tax payable consist of the following as of

	30.9.2010	31.3.2010
	(Unaudited)	(Audited)
	$	$
Enterprise income tax in PRC	13,512	5,549

	13,512	5,549

10.      COMMON EQUITY

Company equity as at March 31, 2010 and September 31, 2010 are as follows:

	30.9.2010	31.3.2010
	(Unaudited)	(Audited)
	$	$
Issued and fully paid:
20,000 ordinary share at USD1.00 each	23,150	20,000
Additional shares of common stock issued and outstanding for the reverse merger transaction	306,428
	329,578	20,000

11.      BUSINESS SEGMENT

The Company operates in one segment and therefore does not provide additional disclosure relating to reporting segments.

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Period from July to September 2010	Period from July to September 2009	Period from April to September 2010	Period from April to September 2009
	$	$	$	$

PRC	11,461,377	11,039,239	23,432,658	21,219,535
Other	2,575,821	150,900	4,495,300	165,850
Net Sale	14,037,198	11,190,139	27,927,958	21,385,385

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

12.      ADMINISTRATIVE AND OTHER OPERATING COSTS

Details of administrative and other operating costs are summarized as follows:

	Period from July to September 2010	Period from July to September 2009	Period from April to September 2010	Period from April to September 2009
	$	$	$	$
Depreciation	4,309	6,949	8,592	11,784
Service fee	369,608		737,388
Entertainment		1,800		3,644
Insurance	2,771	231	5,846	3,045
Motor vehicle expenses	682	1,575	1,718	4,282
Office expenses	5,606	8,274	12,488	14,154
Travelling expenses	1,232	1,353	3,168	1,353
Staff salaries	12,363	17,099	24,883	31,546
Staff welfare	741	734	1,478	1,467
Others	1355	4,102	5,977	9,880

	398,667	41,117	801,538	80,155

13.      OTHER INCOME, NET

Details of other income are summarized as follows:

	Period from July to September 2010	Period from July to September 2009	Period from April to September 2010	Period from April to September 2009
	$	$	$	$
Interest income received		1		1,290

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

14.      INCOME TAXES

BVI Tax

Simply Good Limited was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC Tax

Chan Tseng is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years.

For sales concluded by Simply Good, which is not being sales conducted in PRC and therefore no PRC income tax is applicable to these transactions which constitutes the vast majority of sales transaction of the Group

	Period from July to September 2010	Period from July to September 2009	Period from April to September 2010	Period from April to September 2009
	$	$	$	$
Income before tax	4,405,947	2,692,402	8,448,546	5,182,696

Income tax	-	5,967	-	8,648

The deferred tax asset and liability has not been recognized because of the exemption for taxation and no valuation allowance to be established for the period ended September 30, 2010 and September 30, 2009.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

15.      COMMITMENTS AND CONTINGENCIES

As of July 2006, the Company leased factory premises under the operating lease agreement expiring in 2014.

The future minimum lease payment under the above-mentioned leases as of September 30, 2010 is as follows:

Year	30.9.2010	30.6.2009
	$	$

2010 to 2014	340,019	452,752

As of September 30, 2010 the Company did not have any contingent liabilities.

16.      RELATED PARTY TRANSACTION

During the fiscal period, one of the subsidiaries, Simply Good, obtained supply of plywood through the production by a variable interest entity, Chan Tseng, and Chan Tseng agreed to produce plywood to Simply Good at zero cost.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

17.      RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

17.      RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

TIMBERJACK SPORTING SUPPLIES, INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED SEPTEMBER 30, 2010
(Stated in US dollars)

17.      RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and six months period ended September 30, 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Wood, Inc. and its subsidiaries.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on From 10-K and the Form 8-K that filed on October 1, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

On September 30, 2010, we completed the acquisition of Chine Victory, engaged in the production of radiata pine plywood and eucalyptus plywood products in China, by means of a share exchange.  As a result of the share exchange, Chine Victory became a wholly-owned subsidiary of China Wood, Inc. Simultaneously with the acquisition, we completed a $5,344,975 private placement of securities to accredited investors at $4.00 per unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock, and a warrant to purchase 0.5 shares of common stock with an exercise price of $4.80 per share, pursuant to the terms of a securities purchase agreement.

As a result of the Share Exchange, we changed our fiscal year to March 31.

We are a holding company and, through our subsidiaries, primarily engage in the production of radiata pine plywood and eucalyptus plywood products in China. We are one of the large plywood producers in China. In addition to being a plywood producer, we are a large producer of veneer, which can be described as thin layers of superior wood glued to a base of inferior wood. Our products are produced from pine and eucalyptus woods. Most of our revenue is generated through sales to builders and producers of hardwood flooring and furniture.

Approximately 37.09% of our plywood products are sold locally, while the remaining 62.91% is exported to 16 countries worldwide. Our largest foreign markets are Australia, Singapore, South Korea, Norway, the United States and New Zealand which account for 12.15%, 10.33%, 6.68%, 6.4%, 5.07% and 4.79% of sales, respectively. The balance of 17.9% is divided among other Asian countries, the European Union and the United Kingdom.

Recently development

On November 16, 2010, we effectuate a 540.61745923707:1 reverse stock split (pro-rata reduction of outstanding shares) of our issued and outstanding shares of common stock. In addition, we changed our name from “Timberjack Sporting Supplies, Inc.” to “China Wood, Inc.” on November 16, 2010.

Results of Operations

Results of Operations for the Three Months September 30, 2010 as compared to the Three Months Ended September 30, 2009:

	For The Three Months Ended September 30,
	2010	2009	Change	%

Net sales	$14,037,198	$11,190,139	2,847,059	25%

Cost of sales	(9,207,611)	(8,174,159)	(1,033,452)	13%

Gross Profit	4,829,587	3,015,980	1,813,607	60%

Selling and distributing costs	(11,668)	(281,278)	(269,610)	-96%

Administrative and other operating costs	(398,667)	(41,117)	(357,550)	870%

Financial costs	(5,654)	(1,086)	(4,568)	420%

Income from operations	4,413,598	2,692,499	1,721,099	64%

Other income, net	-	1	1	-100.0%

Non-operating expenses, net	-	(98)	(98)	-100%

Income before taxes	4,413,598	2,692,402	1,721,196	64%

Income tax	-	(5,967)	(5,967)	-100%

Net income	$4,413,598	$2,686,435	1,727,163	64%

Other comprehensive income - Foreign currency translation adjustments	-	-	-	-%

Total comprehensive income	$4,413,598	$2,686,435	1,727,163	64%

Net Sales

Our net sales for the three months ended September 30, 2010 was $14 million, an increase of $2.8 million or 25% from $11 million for the three months September 30, 2009.  The increase was primarily attributable to the catching up of the foreign markets as well as the continuous strong demand for the plywood products used in manufacturing wooden floors from local market in China.

The following table provides a breakdown of foreign sales by geographic area during the six months ended September 30.

	2010	2009
PRC	$11,461,377	$11,039,239
Other	$2,575,821	$150,900
Total Net Sales	$14,037,198	$11,190,139

Cost of Sales

Cost of sales mainly consists of cost of raw materials (timber), utilities, and packaging costs. Cost of sales was $9.2 million for the three months September 30, 2010, compared to $8.1 million for the three months September 30, 2009, an increase of $1 million or 13%.  Cost of sales measured by percentage of net sales was 66% for year 2010, compared to 73% for the prior year. The increase in the amount of cost of sales was substantially consistent with the increase in net sales revenue.

Gross Profit

As a percentage of net revenue, gross margin was 34% for the three months ended September 30, 2010 as compared to 27% for the prior year.   The increase in gross profit is generated from the increase in sales regarding the wooden floor base and the using of a relatively lower cost raw material.

Selling and Distributing Costs

Total selling and distributing expenses decreased by $0.27 million or 96% from $0.28 million for the three months ended September 30, 2009 to 0.01 million for the three months ended September 30, 2010.  As a percentage of net revenue, our selling expense was 0.26% for the three months ended September 30, 2010, which was substantially lower as compared to 10% for the prior year. The main reason for the change is the treatment of the service fee is shifted from selling cost to administrative and other operating cost.

Administrative and Other Operating Costs

The following table breaks down our Administrative and other operating costs:

	For The Three Months Ended September 30,
	2010	2009	Change	%
Depreciation	$4,309	$6,949	$2,640	-38%
Service Fee	396,608	-	396,608	-
Entertainment	-	1,800	-1800	-100%
Insurance	2,771	231	2,540	110%
Motor vehicle expenses	682	1,575	-893	-57%
Office expenses	5,606	8,274	-2668	-32%
Travelling expenses	1,232	1,353	121	-9%
Staff salaries	12,363	17,099	-4,736	-38%
Staff welfare	741	734	7	10%
Others	1,355	4,102	-2,747	-67%
Total	$398,667	$41,117	357,550	870%

General and administrative expenses primarily consist of depreciation, entertainment, insurance, motor vehicle expenses, office expenses, travelling expenses, payroll, welfare and expenses for other general corporate activities.  The amount increased by $357,550 or 870% from $41,117 for the three months ended September 30, 2009 to $398,667 for the three months ended September 30, 2010.  As a percentage of net revenue, our general and administrative expenses increased to 9% for the three months ended September 30, 2010, compared to 1.5% for the same period prior year.  The increase in the balance of general and administration expense was principally due to the following:

(1)	Increase of $396,608 of service fee. This was counted as selling and distribution cost in the previous year.

(2)
Increase of $2,540 in insurance expenses from $231 for the three months ended September 30, 2009 to $2,771 for the three months ended September 30, 2010, or a 110% increase. This was in scale with the increase in the sales turnover.

Net Income

Net income for the three months ended September 30, 2010 was $4.4 million or 31.4% of net revenue, compared to $2.7million or 24% of net revenue for the three months ended September 30, 2009, an increase of $1.7million or 64%.  The increase was primarily due to increase in net revenue from three months 2009 to 2010, partially offset by increases in cost of goods sold and operating expenses as discussed above.

Results of Operations for the Six Months September 30, 2010 as compared to the Six Months Ended September 30, 2009:

	For The Six Months Ended September 30,
	2010	2009	Change	%

Net sales	$27,927,958	$21,385,385	6,542,573	31%

Cost of sales	(18,633,577)	(15,570,122)	(3,063,455)	20%

Gross Profit	9,294,381	5,815,263	3,479,118	60%

Selling and distributing costs	(29,344)	(551,954)	522,610	94.6%

Administrative and other operating costs	(801,538)	(80,155)	(721,383)	900%

Financial costs	(7,127)	(1,621)	(5,506)	340%

Income from operations	8,456,372	5,181,533	3,274,839	63%

Other income, net	-	1,290	(1,290)	100%

Non-operating expenses, net	(175)	(127)	(48)	38%

Income before taxes	8,456,197	5,182,696	3,273,501	63%

Income tax	-	(8,648)	8,648	100%

Net income	$8,456,197	$5,174,048	3,282,149	63%

Other comprehensive income - Foreign currency translation adjustments	$-	$68,955	(68,955)	100%

Total comprehensive income	8,456,197	5,243,003	3,213,194	61%

Net Sales

Our net sales for the six months ended September 30, 2010 was $27.9 million, an increase of $6.5 million or 31% from $21.4 million for the six months September 30, 2009.  The increase was primarily attributable to the catching up of the foreign markets as well as the continuous strong demand for the plywood products used in manufacturing wooden floors from local market in China.

The following table provides a breakdown of foreign sales by geographic area during the six months ended September 30.

	2010	2009
PRC	$23,432,658	$21,219,535
Other	$4,495,300	$165,850
Total Net Sales	$27,927,958	$21,385,385

Cost of Sales

Cost of sales mainly consists of cost of raw materials (timber), utilities, and packaging costs. Cost of sales was $18.6million for the six months September 30, 2010, compared to $15.6 million for the six months September 30, 2009, an increase of $3 million or 20%.  Cost of sales measured by percentage of net sales was 66.7% for year 2010, compared to 72.8% for the prior year. The increase in the amount of cost of sales was substantially consistent with the increase in net sales revenue.

Gross Profit

As a percentage of net revenue, gross margin was 33.3% for the six months ended September 30, 2010 as compared to 27.2% for the prior year.   The increase in gross profit is generated from the increase in sales regarding the wooden floor base and the using of a relatively lower cost raw material.

Selling and Distributing Costs

Total selling and distributing expenses decreased by $0.52 million or 94.6% from $0.55 million for the six months ended September 30, 2009 to 0.030 million for the six months ended September 30, 2010.  As a percentage of net revenue, our selling expense was 0.11% for the six months ended September 30, 2010, which was substantially lower as compared to 2.58% for the prior year. The main reason for the change is the treatment of the service fee is shifted from selling cost to administrative and other operating cost.

Administrative and Other Operating Costs

The following table breaks down our Administrative and other operating costs:

	For The Six Months Ended September 30,
	2010	2009	Change	%
Depreciation	$8,592	$11,784	$3,192	-27%
Service Fee	737,388	-	737,388	-
Entertainment	-	3,644	-3,644	-100%
Insurance	5,846	3,045	2801	92%
Motor vehicle expenses	1,718	4,282	-2564	-60%
Office expenses	12,488	14,154	-1666	-12%
Travelling expenses	3,168	1,353	1,815	134
Staff salaries	24,883	31,546	-6,663	-21%
Staff welfare	1,478	1,467	11	0.75%
Others	5,977	9,880	-3,903	-40%
Total	$801,538	$80,155	721,383	900%

General and administrative expenses primarily consist of depreciation, entertainment, insurance, motor vehicle expenses, office expenses, travelling expenses, payroll, welfare and expenses for other general corporate activities.  The amount increased by $721,383 or 900% from $80,155 for the six months ended September 30, 2009 to $801,538 for the six months ended September 30, 2010.  As a percentage of net revenue, our general and administrative expenses increased to 9% for the six months ended September 30, 2010, compared to 1.5% for the same period prior year.  The increase in the balance of general and administration expense was principally due to the following:

(1)	Increase of $733,788 of service fee. This was counted as selling and distribution cost in the previous year.

(2)	Increase of $2,801 in insurance expenses from $3,045 for the six months ended September 30, 2009 to $5,846 for the six months ended September 30, 2010, or a 92% increase.

(3)	Increase of $1,815 in travelling expenses from $1,353 for the six months ended September 30, 2009 to $3,168 for the six months ended September 30, 2010.

Net Income

Net income for the six months ended September 30, 2010 was $8.5 million or 30.3% of net revenue, compared to $5.2 million or 24.2% of net revenue for the six months ended September 30, 2009, an increase of $3.3million or 64%.  The increase was primarily due to increase in net revenue from six months 2009 to 2010, partially offset by increases in cost of goods sold and operating expenses as discussed above.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the six months ended September 30.

	2010	2009
Net cash provided by (used in) operating activities	$(2,540,925)	$2,926,364
Net cash used in investing activities	(488)	(56,676)
Net cash provided by financing activities	4,613,822	-
Effect of foreign currency translation on cash and cash equivalents	109,214	(25,460)
Net (decrease)/increase in cash and cash equivalents	$2,181,623	$644,040

For the six months ended September 30, 2010, net cash used in operating activities totaled $(2.54) million.  This mainly resulted from a substantial increase in net income of $3.2 million to $8.5 million in 2010 from $5.2 million in 2009, partially offset by increase in accounts receivable and increase in accounts payable.

For the six months ended September 30, 2010, net cash provided by investing activities was $488, primarily as a result of decrease in purchasing plant and equipment.

We believe that our current levels of cash, cash flows from operations, and bank/related party borrowings, will be sufficient to meet our anticipated cash needs for at least the next 12 months. However, we may need additional cash resources in the future if we experience changed business conditions or other developments. We may also need additional cash resources in the future if we find and wish to pursue opportunities for investment, acquisition, strategic cooperation or other similar actions. If we ever determine that our cash requirements exceed our amounts of cash and cash equivalents on hand, we may seek to issue debt or equity securities or obtain a credit facility. Any future issuance of equity securities could cause dilution for our shareholders. Any incurrence of indebtedness could increase our debt service obligations and cause us to be subject to restrictive operating and financial covenants. It is possible that, when we need additional cash resources, financing will only be available to us in amounts or on terms that would not be acceptable to us, if at all.

Future Goals

In the next 12 months, our goal is to develop the mobile phone related service operation in Shenzhen and expand the sales network in Guangzhou.  In the event that expansion is successful, we plan on adding additional mobile phone application and software and market them in both Guangzhou and Shenzhen.

Following becoming a reporting company which we hope to achieve within the next 60 days, we plan on making a private placement of our securities to raise the funds for our initial expansion plans. The private placement should close within the next six (6) months and we have contacted a securities firm to assist us with the private placement.  Assuming the private placement is successful, we plan on expanding in Shenzhen during the next six (6) months and starting the mobile phone application and software development thereafter.  The development of mobile phone application is dependent upon sufficient financing and the identification of suitable mobile phone application suppliers and distributors.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal year and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No.142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 have a material impact on its financial statements.

In May 2008, the FASB issued statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. As we do not have convertible debt at this time, we currently believe the adoption of FSP APB 14-1 will have no effect on our combined results of operations and financial condition.

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the share exchange transaction, on September 30, 2010, we issued an aggregate of 467,074.60209421 shares of Series M Preferred Shares that have been automatically converted into 8,639,651 shares of common stock upon the effectiveness of the reverse stock split on November 16, 2010, or 86.39% of the outstanding shares prior to the offering, to the shareholders of Chine Victory Profit Limited (“China Victory”) in exchange for 100% of the outstanding shares of Chine Victory, which exchange resulted in Chine Victory becoming our wholly-owned subsidiary.

These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On September 30, 2010, immediately following the share exchange transaction, pursuant to the securities purchase agreement, we consummated the private placement for the issuance and sale of investment units, consisting of an aggregate of (a) 1,336,244 shares of Series A Preferred Stock, and (b) five-year Series A warrants to purchase up to 668,123 shares of common stock at an exercise price of $4.80 per share to the investors, for aggregate gross proceeds of $5,344,975.00.  Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under Regulation D, Regulation S and Section 4(2) of the Securities Act. We made this determination based on the representations of Investors, which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the shareholders understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In connection with the abovementioned private placement, we paid the placement agent and selected dealer placement agent a fee of $443,098 and issued to them five-year Agent Warrants to purchase a total of 133,624 shares of common stock at an exercise price of $4.80 per share. Such securities were not registered under the Securities Act. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act. We made this determination based on the representations of the placement agents , which included, in pertinent part, that each of the placement agents were an “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act and that each of the placement agents was acquiring our common stock for investment purposes for its own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each of the placement agents understood that the our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are Accredited Investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we indicate that we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

There is no other Information required to be disclosed under this Item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WOOD, INC.

Dated: November 22, 2010	By:	/s/ Zhikang Li
Zhikang Li
Chief Executive Officer and Director

Dated: November 22, 2010	By:	/s/Hang Sang (Randolph) Lau
Hang Sang (Randolph) Lau
Chief Financial Officer