Form 10-Q
period 2010-12-31
China Wood, Inc.
filed 2011-02-22
CIK 1368960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

CHINA WOOD, INC.
(Exact name of registrant as specified in its charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 22, 2011, there were 10,000,017 shares of our common stock issued and outstanding.

China Wood, Inc.

FORM 10-Q

December 31, 2010

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA WOOD, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
(Stated in US dollars)

CHINA WOOD, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page(s)

CONSOLIDATED BALANCE SHEETS	2-3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	7-23

CHINA WOOD, INC
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2010
(Stated in US dollars)

	Notes	As of December 31, 2010	As of March 31, 2010
		(Unaudited)	(Audited)
ASSETS		$	$
Current assets
Cash and cash equivalents		3,487,870	5,195,664
Accounts receivable, net	3	17,048,968	8,340,879
Inventories	4	6,110,252	6,605,953
Advances to suppliers		14,936,009	5,670,022
Other receivables		-	3,500
Prepaid expenses		11,848	5,912

Total current assets		41,594,947	25,821,930

Plant and equipment, net	5	4,410,149	4,607,728

TOTAL ASSETS		46,005,096	30,429,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable		712,136	1,431,331
Accrued liabilities	6	270,237	171,279
Advance from customers		35,364	8,167
Other payables	7	156,703	62,341
Tax payable	8	5,806	5,549

Total current liabilities		1,180,246	1,678,667

TOTAL LIABILITIES		1,180,246	1,678,667

COMMITMENTS AND CONTINGENCIES	13

CHINA WOOD, INC
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2010
(Stated in US dollars)

	Notes	As of December 31, 2010	As of March 31, 2010
		(Unaudited)	(Audited)
		$	$

STOCKHOLDERS’ EQUITY
Common stock	9	23,150	20,000
Preferred stock		1,336	-
Additional paid in capital		4,009,829	-
Statutory reserve	2(q)	127,572	127,572
Retained earnings		38,898,498	27,088,958
Accumulated other comprehensive income
- foreign currency translation adjustments		1,764,465	1,514,461

TOTAL STOCKHOLDERS’ EQUITY		44,824,850	28,750,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		46,005,097	30,429,658

See accompanying notes to consolidated financial statement

CHINA WOOD, INC
CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Stated in US dollars)
(Unaudited)

	Notes	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
		$	$	$	$

Net sales	10	14,352,314	10,468,665	42,341,516	31,854,050

Cost of sales		(10,488,679)	(6,821,344)	(29,155,306)	(22,391,466)

Gross profit		3,863,635	3,647,321	13,186,210	9,462,584

Selling and distributing costs		(420,778)	(253,052)	(1,188,962)	(805,006)

Administrative and other operating costs	11	(48,646)	(61,907)	(177,065)	(142,062)

Financial costs		(116)	(1,582)	(7,289)	(3,203)

Income from operations		3,394,095	3,330,780	11,812,894	8,512,313

Other income (expenses)		(589)	(260)	(760)	903

Income before taxes		3,393,506	3,330,520	11,812,134	8,513,216

Income tax	12	(2,616)	(2,080)	(2,594)	(10,728)

Net income		3,390,890	3,328,440	11,809,540	8,502,488

Other comprehensive income
- Foreign currency translation adjustments		83,335	25,487	250,004	69,586

Total comprehensive income		3,474,225	3,353,927	12,059,544	8,572,074

See accompanying notes to consolidated financial statement

CHINA WOOD, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Stated in US dollars)

	Common Stock	Preferred Stock	Additional paid-in capital	Statutory reserve	Other comprehensive income	Retained earnings	Total
			$	$	$	$	$
Balance, April 1, 2009	20,000	-	-	116,251	1,426,755	17,523,648	19,086,654
Net income	-	-	-	-	-	9,576,631	9,576,631
Transfer to statutory reserve	-	-	-	11,321	-	(11,321)	-
Foreign currency translation adjustment	-	-	-	-	87,706	-	87,706

Balance, March 31, 2010	20,000	-	-	127,572	1,514,461	27,088,958	28,750,991

Balance, April 1, 2010	20,000	-	-	127,572	1,514,461	27,088,958	28,750,991
Net income	-		-	-	-	11,809,540	11,809,540
Increase in common stock	3,150						3,150
Issuance of Preferred Stock		1,336	-			-	1,336
Additional Paid-in Capital			4,009,829			-	4,009,829
Transfer to statutory reserve	-		-	-	-		-
Foreign currency translation adjustment	-		-	-	250,004	-	250,004

Balance, December 31, 2010	23,150	1,336	4,009,829	127,572	1,764,465	38,898,498	44,824,850

See accompanying notes to consolidated financial statement

CHINA WOOD, INC
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010
(Stated in US dollars)
(Unaudited)

	Notes	Nine months ended December 31, 2010	Nine months ended December 31, 2009
Cash flows from operating activities		$	$
Net income		11,809,540	8,502,488
Depreciation	5	250,497	497,556
Decrease/(increase) in accounts receivable		(8,708,089)	(714,098)
Decrease/(increase) in inventories		495,701	(829,875)
Decrease/(increase) in advances to suppliers		(9,265,987)	(3,110,414)
Decrease/(Increase) in other receivables		3,500	-
Decrease/(increase) in prepaid expenses		(5,937)	1,638
(Decrease)/increase in accounts payable		(719,195)	(410,110)
(Decrease)/increase in advances from customer		27,198	14,096
(Decrease)/increase in accrued expenses		47,842	(4,458)
(Decrease)/increase in other payable		145,478	-
(Decrease)/increase in tax payable		257	39,634
Net cash (used in)/provided by operating activities		(5,919,195)	3,986,457

Cash flows from investing activities
Purchase of plant and equipment		(491)	(56,676)
Net cash used in investing activities		(491)	(56,676)

Cash flows from financing activities
Capital contributions from stockholders	1	4,012,445	-
Dividend paid		-	(2,200,188)
Net cash used in financing activities		4,012,445	(2,200,188)

Effect of foreign currency translation on cash and cash equivalents		199,447	(32,393)

Net increase(decrease)in cash and cash equivalents		(1,707,794)	1,697,200

Cash and cash equivalents - beginning of period		5,195,664	904,247
Cash and cash equivalents - end of period		3,487,870	2,601,447

See accompanying notes to consolidated financial statement

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

1.        ORGANIZATION AND PRINCIPAL ACTIVITIES

China Wood, Inc (formerly known as Timberjack Sporting Supplies, Inc.) (“the Company”) was incorporated in the state of Nevada on September 8, 2005.

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

In accordance with a Share Exchange Agreement dated September 29, 2010 (the “Exchange Agreement”) by and among the Company, Paragon Capital LP, a Delaware limited partnership (the “Principal Shareholder”), Chine Victory and the shareholders of

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

1.        ORGANIZATION AND PRINCIPAL ACTIVITIES(CONTINUED)

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

The Company has raised the gross proceed of private placement of 1,336,244 of Series A-Preferred stock of par value $0.001 at $4 each,  less various expenses, including placement commission and professional fee of $1,332,530, with net proceeds of $4,012,445 as at September 30, 2010

Accounting of transaction:

Account for consolidated financial statement
a.     The assets and liabilities of the legal acquiree or accounting acquirer - Chine Victory recognized and measured at their precombination carrying amounts as of September 30,2010.
b.     The assets and liabilities of the legal acquirer or accounting acquiree) - Timberjack recognized and measured at their precombination carrying amounts as of September 30,2010.
c.     The retained earnings and other equity balances of the legal acquiree or accounting acquirer- Chine Victory before the business combination as of September 30,2010.

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i)  Long-Lived Assets

The Company adopted Accounting Standard Codification No. 360-10-35, “Impairment and disposal of long-lived assets ” (“ASC 360-10-35”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360-10-35. ASC 360-10-35 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l)  Fair value of Financial Instruments

The Company follows ASC Section 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted ASC Section 820-10-35-37 to measure the fair value of its financial instruments. Subsection 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures

The carrying values of the Group’s financial instruments, including cash and cash equivalents, restricted cash, accounts and other receivables, deposits, accounts and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

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

	31.12.2010	31.3.2010
Period end RMB : US$ exchange rate	6.6227	6.81612
Average yearly RMB : US$ exchange rate	6.7194	6.81968

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
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

p)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

q)  Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.

Statutory reserves consist of the following as of

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$

Enterprise reserve fund	127,572	127,572

r)  Comprehensive Income

The Company has applied ASC Section 220-10-45 of the FASB Accounting Standards Codification.Comprehensive income is defined to include all changes in equity except those resulting from net income or loss, investments by owners and distributions to owners. The Company’s only component of other comprehensive income is the foreign currency translation adjustments.

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
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

v)  Segment reporting

The Company uses the “management approach” in determining reportable operating segments.  The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue of plywood (but not by geographic area) and operating results of the Company and, as such, the Company has determined that the Company has one operating segment as defined by  ASC Section 280-10-50 of the FASB Accounting Standards Codification, “Segments reporting ”.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

3.        ACCOUNTS RECEIVABLE, NET

Accounts receivable at December 31, 2010 and March 31,2010 consist of the following:

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$

Accounts receivable	17,048,968	8,340,879
Less: Allowance for doubtful accounts	-	-

	17,048,968	8,340,879

4.         INVENTORIES

Inventories consist of the following as of

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$

Raw materials	5,367,524	3,739,448
Finished goods	742,728	2,866,505

	6,110,252	6,605,953

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

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

5.        PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
At cost	$	$
Plant and machinery	6,225,855	6,225,855
Equipment & computers	97,795	97,307
Effect of foreign currency translation	1,046,118	993,275
	7,369,768	7,316,437
Less: Accumulated depreciation
Plant and machinery	3,027,968	2,538,780
Equipment & computers	40,979	28,122
Effect of foreign currency translation	(109,327)	141,807
	2,959,620	2,708,709

Net value
Plant and machinery	3,197,887	3,687,075
Equipment & computers	56,816	69,185
Effect of foreign currency translation	1,155,446	851,468
	4,410,149	4,607,728

Depreciation expense for the Nine months ended December 31, 2010 were $250,497..

6.        ACCRUED LIABILITIES

Accrued liabilities at December 31, 2010 and March 31, 2010 consist of the following:

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$
Electricity, water	22,524	12,342
Salaries	51,116	30,291
Rental expenses	196,597	119,386
Community insurance in PRC	-	9,260
	270,237	171,279

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

7.        OTHER PAYABLES

Other payables consist of the following;

	Note	As of December 31, 2010	As of March 31, 2010
		(Unaudited)	(Audited)
		$	$
Amount due to a director	(a)	156,703	62,341
		156,703	62,341

Note:

(a)      The amounts due are unsecured, interest free, and have no fixed repayment terms.

8.        TAX PAYABLE

Tax payable consist of the following

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$
Enterprise income tax in PRC	5,806	5,549

	5,806	5,549

9.        COMMON STOCK

Company equity as at March 31, 2010 and September 31, 2010 are as follows:

	As of December 31, 2010	As of March 31, 2010
	(Unaudited)	(Audited)
	$	$

Authorized 980,000,000 shares,10,000,000 issued and outstanding Common stock par value at USD0.541 each	23,150	20,000

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

10.      BUSINESS SEGMENT

The Company operates in one segment and therefore does not provide additional disclosure relating to reporting segments.

The following table provides a breakdown of foreign sales by geographic area during the periods indicated:

	Three months ended December 31, 2010		Three months ended December 31, 2009		Nine months ended December 31, 2010		Nine months ended December 31, 2009
	$		$		$		$

PRC		12,210,178		10,414,156		36,021,887		31,688,191
Other		2,142,136		54,509		6,319,629		165,859
Net Sale		14,352,314		10,468,665		42,341,516		31,854,050

11.      ADMINISTRATIVE AND OTHER OPERATING COSTS

Details of administrative and other operating costs are summarized as follows:

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31, 2009
	$	$	$	$
Depreciation	4,361	7,420	12,953	17,028
Entertainment	-	1,955	-	4,487
Insurance	3,068	1,991	8,914	4,569
Motor vehicle expenses	700	2,683	2,418	6,156
Office expenses	4,962	8,752	17,450	20,083
Travelling expenses	1,566	1,165	4,734	2,673
Staff salaries	6,755	18,972	31,638	43,537
Staff welfare	752	959	2,230	2,200
Legal&Professional fee	16,121	-	80,390	-
Others	10,361	18,010	16,338	41,329
	48,646	61,907	177,065	142,062

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

12.      INCOME TAXES

BVI Tax

Simply Good Limited was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

PRC Tax

Chan Tseng is operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 25%. However, also in accordance with the relevant taxation laws in the PRC, from the time that a company has its first profitable tax year, a foreign investment company is exempt from corporate income tax for its first two years and is then entitled to a 50% tax reduction for the succeeding three years.

For sales concluded by Simply Good, which is not being sales conducted in PRC and therefore no PRC income tax is applicable to these transactions which constitutes the vast majority of sales transaction of the Group

	Three months ended December 31, 2010	Three months ended December 31, 2009	Nine months ended December 31, 2010	Nine months ended December 31 2009
	$	$	$	$
Income before tax	3,393,506	3,330,520	11,812,134	8,513,216

Income tax	2,616	2,080	2,594	10,728

The deferred tax asset and liability has not been recognized because of the exemption fortaxation and no valuation allowance to be established for the period ended December 31, 2010 and December 31, 2009.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

13.      COMMITMENTS AND CONTINGENCIES

As of July 2006, the Company leased factory premises under the operating leaseagreement expiring in 2014.

The future minimum lease payment under the above-mentioned leases as of December 31, 2010 is as follows:

Year	As of December 31, 2010
$

2010 to 2014	227,286

As of December 31, 2010 the Company did not have any contingent liabilities.

14.      RELATED PARTY TRANSACTION

During the fiscal period, one of the subsidiaries, Simply Good, obtained supply of plywood through the production by a variable interest entity, Chan Tseng, and Chan Tseng agreed to produce plywood to Simply Good at zero cost.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

15.      RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. No. 2010-22, which amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Based on the issuance of SAB 112, amend paragraph 270-10-S99-2 with no link to a transition paragraph, the following is the text of SAB Topic 6.G.2, Amendments to Form 10Q:

a. Form of condensed financial statements.

Rules 10-01(a)(2) and (3) of Regulation S-X provide that interim balance sheets and statements of income shall include only major captions (i.e., numbered captions) set forth in Regulation S-X, with the exception of inventories where data as to raw materials, work in process and finished goods shall be included, if applicable, either on the face of the balance sheet or in notes thereto. Where any major balance sheet caption is less than 10% of total assets and the amount in the caption has not increased or decreased by more than 25% since the end of the preceding fiscal year, the caption may be combined with others. When any major income statement caption is less than 15% of average net income attributable to the registrant for the most recent three fiscal years and the amount in the caption has not increased or decreased by more than 20% as compared to the corresponding interim period of the preceding fiscal year, the caption may be combined with others. Similarly, the statement of cash flows may be abbreviated, starting with a single figure of cash flows provided by operations and showing other changes individually only when they exceed 10% of the average of cash flows provided by operations for the most recent three years.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones. A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

CHINA WOOD,INC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2010
(Stated in US dollars)

15.      RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In January 2010, the FASB issued ASU No. 2010-02, “CONSOLIDATION (TOPIC 810) ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY — A SCOPE CLARIFICATION”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Group does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Group.

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Group’s results of operations or the fair values of its assets and liabilities.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “MEASURING LIABILITIES AT FAIR VALUE”, which is codified as ASC 820, “FAIR VALUE MEASUREMENTS AND DISCLOSURES”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.

The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Group’s financial statements.

The Group has considered the above updated development in accounting standards and has taken into account such effect in the preparation of the financial statements whenever applicable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and nine months period ended December 31, 2010, should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of China Wood, Inc. and its subsidiaries.

Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections on the Form 8-K that filed on October 1, 2010. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We are actively looking for suitable Eucalyptus forest tracts from the market. On the other hand, more machines will be placed in the existing production facilities. In the coming 12 months, we will also looking to further expand our production capacity in Linyi Shandong by leasing more factory facilities in the nearby area.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2010 as compared to the Three Months Ended December 31, 2009:

	For The Three Months Ended December 31,
	2010	2009	Change	%

Net sales	$14,352,314	$10,468,665	3,883,649	37%

Cost of sales	(10,488,679)	(6,821,344)	(3,667,335)	54%

Gross Profit	3,863,635	3,647,321	216,314	6%

Selling and distributing costs	(420,778)	(253,052)	(167,726)	66%

Administrative and other operating costs	(48,646)	(61,907)	13,261	-21%

Financial costs	(116))	(1,582)	1,466	-93%

Income from operations	3,394,095	3,330,780	63,315	2%

Other income, net	(589)	(260)	(329)	127%

Income before taxes	3,393,506	3,330,520	62,986	2%

Income tax	(2,616)	(2,080)	(536)	26%

Net income	$3,390,890	$3,328,440	62,450	2%

Other comprehensive income - Foreign currency translation adjustments	83,335	25,487	57,848	227%

Total comprehensive income	$3,474,225	$3,353,927	120,298	4%

Net Sales

Our net sales for the three months ended December 31, 2010 was $14.4 million, an increase of $3.9 million or 37% from $10.5 million for the three months ended December 31, 2009.  The increase was primarily attributable to the catching up of the foreign markets as well as the continuous strong demand for the plywood products used in manufacturing wooden floors from local market in China.

The following table provides a breakdown of foreign sales by geographic area during the three months ended December 31.

	2010	2009
PRC	$12,210,178	$10,414,156
Other	$2,142,136	$54,509
Total Net Sales	$14,352,314	$10,468,665

Cost of Sales

Cost of sales mainly consists of cost of raw materials (timber), utilities, and packaging costs. Cost of sales was $10.5 million for the three months ended December 31, 2010, compared to $6.8 million for the three months ended December 31, 2009, an increase of $3.7 million or 54%.  Cost of sales measured by percentage of net sales was 73% for year 2010, compared to 65% for the prior year. The increase in the amount of cost of sales was substantially consistent with the increase in net sales revenue and also the increase in the raw material and labor cost.

Gross Profit

As a percentage of net revenue, gross margin was 27% for the three months ended December 31, 2010 as compared to 35% for the prior year.   The decrease in gross profit is due to the increase in cost regarding the wooden floor base and the using of a relatively higher cost raw material and the increase in the labor cost.

Selling and Distributing Costs

Total selling and distributing expenses increased by $0.17 million or 66% from $0.25 million for the three months ended December 31, 2009 to 0.42 million for the three months ended December 31, 2010.  As a percentage of net revenue, our selling expense was 2.9% for the three months ended December 31, 2010, which was slightly higher as compared to 2.4% for the prior year. The increase of selling and distributing costs is consistent with the increase of sale.

Administrative and Other Operating Costs

The following table breaks down our Administrative and other operating costs:

	For The Three Months Ended December 31,
	2010	2009	Change	%
Depreciation	$4,361	$7,420	$(3,059)	-41%
Entertainment	-	1,955	(1,955)	-100%
Insurance	3,068	1,991	1,077	54%
Motor vehicle expenses	700	2,683	(1,983)	-74%
Office expenses	4,962	8,752	(3,790)	-43%
Travelling expenses	1,566	1,165	401	34%
Staff salaries	6,755	18,972	(12,217)	-64%
Staff welfare	752	959	(207)	-22%
Legal & Professional fee	16,121	-	16,121	-%
Others	10,361	18,010	(7,649)	-42%
Total	$48,646	$61,907	(13,261)	-21%

General and administrative expenses primarily consist of depreciation, entertainment, insurance, motor vehicle expenses, office expenses, travelling expenses, payroll, welfare and expenses for other general corporate activities.  The amount decreased by $13,261 or 21% from $61,907 for the three months ended December 31, 2009 to $48,646 for the three months ended December 31, 2010.

Net Income

Net income for the three months ended December 31, 2010 was $3.4 million or 24% of net revenue, compared to $3.3million or 32% of net revenue for the three months ended December 31, 2009, a slight increase of $0.06 million or 2%.  The increase was primarily due to increase in net revenue from three months 2009 to 2010, partially offset by increases in cost of goods sold and operating expenses as discussed above.

Results of Operations for the Nine Months December 31, 2010 as compared to the Nine Months Ended December 31, 2009:

	For The Nine Months Ended December 31,
	2010	2009	Change	%

Net sales	$42,341,516	$31,854,050	10,487,466	33%

Cost of sales	(29,155,306)	(22,391,466)	(6,763,840)	30%

Gross Profit	13,186,210	9,462,584	3,723,626	39%

Selling and distributing costs	(1,188,962)	(805,006)	(383,956)	48%

Administrative and other operating costs	(177,065)	(142,062)	(35,003)	25%

Financial costs	(7,289)	(3,203)	(4,086)	128%

Income from operations	11,812,894	8,512,313	3,300,581	39%

Other income (expense)	(760)	903	(1,663)	N/A

Income before taxes	11,812,134	8,513,216	3,298,918	39%

Income tax	(2,594)	(10,728)	8,134	-76%

Net income	$11,809,540	$8,502,488	3,307,052	39%

Other comprehensive income - Foreign currency translation adjustments	$250,004	$69,586	180,418	259%

Total comprehensive income	12,059,544	8,572,074	3,487,470	41%

Net Sales

Our net sales for the nine months ended December 31, 2010 was $42.3 million, an increase of $10.5 million or 33% from $31.8 million for the nine months December 31, 2009.  The increase was primarily attributable to the catching up of the foreign markets as well as the continuous strong demand for the plywood products used in manufacturing wooden floors from local market in China.

The following table provides a breakdown of foreign sales by geographic area during the nine months ended December 31.

	2010	2009
PRC	$36,021,887	$31,688,191
Other	$6,319,629	$165,859
Total Net Sales	$42,341,516	$31,854,050

Cost of Sales

Cost of sales mainly consists of cost of raw materials (timber), utilities, and packaging costs. Cost of sales was $29.2 million for the nine months ended December 31, 2010, compared to $22.4 million for the nine months ended December 31, 2009, an increase of $6.8 million or 30%.  Cost of sales measured by percentage of net sales was 68.9% for year 2010, compared to 70.3% for the prior year. The increase in the amount of cost of sales was substantially consistent with the increase in net sales revenue.

Gross Profit

As a percentage of net revenue, gross margin was 31.1% for the nine months ended December 31, 2010 as compared to 29.7% for the prior year.   The increase in gross profit is generated from the increase in sales regarding the wooden floor base and the using of a relatively lower cost raw material.

Selling and Distributing Costs

Total selling and distributing expenses increased by $0.38 million or 48% from $0.81 million for the nine months ended December 31, 2009 to 1.19 million for the nine months ended December 31, 2010.  As a percentage of net revenue, our selling expense was 2.8% for the nine months ended December 31, 2010, which was slightly higher as compared to 2.5% for the prior year. The increase of selling and distributing costs is consistent with the increase of sale.

Administrative and Other Operating Costs

The following table breaks down our Administrative and other operating costs:

	For The Nine Months Ended December 31,
	2010	2009	Change	%
Depreciation	$12,953	$17,028	$(4,075)	-24%
Entertainment	-	4,487	(4,487)	-100%
Insurance	8,914	4,569	4,345	95%
Motor vehicle expenses	2,418	6,156	(3,738)	-61%
Office expenses	17,450	20,083	(2,633)	-13%
Travelling expenses	4,734	2,673	2,061	77%
Staff salaries	31,638	43,537	(11,899)	-27
Staff welfare	2,230	2,200	30	1%
Legal&Professional fee	80,390	-	80,390	N/A
Others	16,338	41,329	(24,991)	-60%
Total	$177,065	$142,062	35,003	25%

General and administrative expenses primarily consist of depreciation, entertainment, insurance, motor vehicle expenses, office expenses, travelling expenses, payroll, welfare and expenses for other general corporate activities.  The amount increased by $35,003 or 25% from $142,062 for the nine months ended December 31, 2009 to $177,065 for the nine months ended December 31, 2010.

Net Income

Net income for the nine months ended December 31, 2010 was $11.8 million or 27.9% of net revenue, compared to $8.5 million or 26.7% of net revenue for the nine months ended December 31, 2009, an increase of $3.3million or 39%.  The increase was primarily due to increase in net revenue from nine months 2009 to 2010, partially offset by increases in cost of goods sold and operating expenses as discussed above.

Liquidity and Capital Resources

The following summarizes the key component of our cash flows for the nine months ended December 31:

	2010	2009
Net cash provided by (used in) operating activities	$(5,919,195)	$3,986,457
Net cash used in investing activities	(491)	(56,676)
Net cash provided by financing activities	4,012,445	(2,200,188)
Effect of foreign currency translation on cash and cash equivalents	199,447	(32,393)
Net (decrease)/increase in cash and cash equivalents	$(1,707,794)	$1,697,200

For the nine months ended December 31, 2010, net cash used in operating activities totaled $5.9 million.  Compared with 2009, the cash flow decreased by approximately $8.9 million. This mainly resulted from increase in accounts receivable and advances to supplier by $14.1 million and partially offset by a substantial increase in net income of $3.3 million to $11.8 million in 2010 from $8.5 million in 2009 and decrease in the inventories by 1.33 million.

For the nine months ended December 31, 2010, net cash provided by financing activities generated from the completion of a $5,344,975 private placement of our securities to accredited investors at $4.00 per Unit, with each “Unit” consisting of one share of Series A Convertible Preferred Stock and one warrant to purchase 0.5 shares of common stock with an exercise price of $4.80 per share less various expenses, including placement commission and professional fee.

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

Future Goals

In the next 12 months, we will continue to acquire more forest tracts, targeting three or four years old Eucalyptus trees in the Northern Quandong area. The stability of the raw material supply and the price of the materials are the major factors in our business.

As more and more manufacturers tend to produce high margin products, we expect the demand for Eucalyptus will be intense in the coming months.

On the other hand we are increasing our machines and production capacity in our existing factory. More machines will be purchase in the Q4 of this financial year as well as the Q1 of 2011-2012 financial year.

We are also looking to acquire existing manufacturers in the nearby area in order to further expand our production capacity.

Recently Issued Accounting Standards

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. No. 2010-22, which amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. Based on the issuance of SAB 112, amend paragraph 270-10-S99-2 with no link to a transition paragraph, the following is the text of SAB Topic 6.G.2, Amendments to Form 10Q:

a. Form of condensed financial statements.

Rules 10-01(a)(2) and (3) of Regulation S-X provide that interim balance sheets and statements of income shall include only major captions (i.e., numbered captions) set forth in Regulation S-X, with the exception of inventories where data as to raw materials, work in process and finished goods shall be included, if applicable, either on the face of the balance sheet or in notes thereto. Where any major balance sheet caption is less than 10% of total assets and the amount in the caption has not increased or decreased by more than 25% since the end of the preceding fiscal year, the caption may be combined with others. When any major income statement caption is less than 15% of average net income attributable to the registrant for the most recent three fiscal years and the amount in the caption has not increased or decreased by more than 20% as compared to the corresponding interim period of the preceding fiscal year, the caption may be combined with others. Similarly, the statement of cash flows may be abbreviated, starting with a single figure of cash flows provided by operations and showing other changes individually only when they exceed 10% of the average of cash flows provided by operations for the most recent three years.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method”. The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones. A vendor’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

In January 2010, the FASB issued ASU No. 2010-02, “CONSOLIDATION (TOPIC 810) ACCOUNTING AND REPORTING FOR DECREASES IN OWNERSHIP OF A SUBSIDIARY — A SCOPE CLARIFICATION”. This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Group does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Group.

In April 2009, the FASB issued FSP 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET OR LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact on the Group’s results of operations or the fair values of its assets and liabilities.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “MEASURING LIABILITIES AT FAIR VALUE”, which is codified as ASC 820, “FAIR VALUE MEASUREMENTS AND DISCLOSURES”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures –Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability.

The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact to the Company’s financial statements.

The Company has considered the above updated development in accounting standards and has taken into account such effect in the preparation of the financial statements whenever applicable.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously disclosed in the Company’s SEC filings, there were no unregistered sales of equity securities and use of proceeds during the period ended December 31, 2010.

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

CHINA WOOD, INC.

Dated: February 22, 2011	By:	/s/ Zhikang Li
Zhikang Li
Chief Executive Officer and Director

Dated: February 22, 2011	By:	/s/Hang Sang (Randolph) Lau
Hang Sang (Randolph) Lau
Chief Financial Officer